Form 10-Q
period 2021-09-30
Anebulo Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, the registrant had 23,344,567 shares of common stock, par value $0.001 per share, outstanding.

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

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2021	June 30, 2021
Assets
Current assets:
Cash	$19,207,743	$19,985,645
Prepaid expenses and other current assets	1,292,599	1,667,846
Total assets	$20,500,342	$21,653,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$493,819	$110,048
Accrued expenses	113,887	131,585
Total liabilities	607,706	241,633

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 40,000,000 shares authorized; 23,344,567 shares issued and outstanding at September 30, 2021 and June 30, 2021	23,345	23,345
Additional paid-in capital	60,066,770	60,032,597
Accumulated deficit	(40,197,479)	(38,644,084)
Total stockholders’ equity	19,892,636	21,411,858
Total liabilities and stockholders’ equity	$20,500,342	$21,653,491

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2021	2020
Research and development	$715,098	$20,286
General and administrative	839,826	232,060
Total operating expenses	1,554,924	252,346
Loss from operations	(1,554,924)	(252,346)

Other income (expenses), net	1,529	(4,033)
Net loss	$(1,553,395)	$(256,379)
Weighted average common shares outstanding, basic and diluted	23,344,567	12,000,000
Net loss per share, basic and diluted	$(0.07)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2021 and 2020

(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2020	2,047,500	$2,975,752	12,000,000	$12,000	$-	$(183,137)	$(171,137)
Issuance of restricted common stock	-	-	982,500	983	(983)	-	-
Stock-based compensation expense	-	-	-	-	16,408	-	16,408
Net loss	-	-	-	-	-	(256,379)	(256,379)
Balance at September 30, 2020	2,047,500	$2,975,752	12,982,500	$12,983	$15,425	$(439,516)	$(411,108)

Balance at June 30, 2021	-	$-	23,344,567	$23,345	$60,032,597	$(38,644,084)	$21,411,858
Stock-based compensation expense	-	-	-	-	34,173	-	34,173
Net loss	-	-	-	-	-	(1,553,395)	(1,553,395)
Balance at September 30, 2021	-	$-	23,344,567	$23,345	$60,066,770	$(40,197,479)	$19,892,636

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,553,395)	$(256,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	34,173	16,408
Promissory notes accrued interest	-	4,033
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	375,247	(42,579)
Deferred offering costs	-	(73,452)
Accounts payable	383,771	166,405
Accrued expenses	(17,698)	50,608
Net cash used in operating activities	(777,902)	(134,956)

Net decrease in cash	(777,902)	(134,956)
Cash, beginning of period	19,985,645	3,024,980
Cash, end of the period	$19,207,743	$2,890,024

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Note 1. Nature of business and basis of presentation

Organization

Anebulo Pharmaceuticals, Inc. (the “Company”) was founded on April 23, 2020, as a Delaware corporation. The Company is a clinical stage biotechnology company focused on developing and commercializing new treatments for patients suffering from Acute Cannabis Intoxication (ACI) and addiction. The Company’s principal operations are located in Lakeway, Texas.

Stock split and Initial Public Offering

On April 23, 2021, the Company effected a six-for-one stock split of its common stock to be consummated prior to the completion of the Company’s Initial Public Offering (IPO). All shares, stock options, warrants and per share information presented in the accompanying condensed financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock.

On May 11, 2021, the Company completed an IPO of 3,078,224 shares of its common stock, including the exercise by the underwriter of their option to purchase 78,224 additional shares of common stock, for aggregate gross proceeds of approximately $21,548,000 and its shares started trading on The Nasdaq Capital Market under the ticker symbol “ANEB.” The Company received approximately $19,783,000 in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the IPO on May 11, 2021, a cashless exercise of warrants resulted in the issuance of 5,236,343 shares of Series A convertible preferred stock and all of the outstanding shares of Series A convertible preferred stock automatically converted into 7,283,843 shares of common stock.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to-date. Since inception, the Company has incurred recurring losses, including a net loss of $1,553,395 for the three months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $40,197,479. The Company expects to continue to generate operating losses. As of November 12, 2021, the issuance date of the condensed financial statements for the three months ended September 30, 2021, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed financial statements.

The Company may seek additional funding in order to reach its development and commercialization objectives. The Company may not be able to obtain funding on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any funding may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

Risks and uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include uncertainty regarding results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s current or future product candidates, uncertainty of market acceptance of the Company’s product candidates, if approved, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities and may not ultimately lead to a marketing approval and commercialization of a product.

The Company’s product candidates require approvals from the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of presentation

The accompanying condensed financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The unaudited interim condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended June 30, 2021 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-40388).

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on September 22, 2021. Since the date of those financial statements, there have been no material changes to significant accounting policies except as noted below.

Use of estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these condensed financial statements are those used to determine the fair value of common stock and stock-based awards, prepaid/accruals for research and development costs and uncertain tax positions. Actual results could differ materially from those estimates.

Recently issued and adopted accounting pronouncements

The Company considers the applicability and impact of all ASUs. ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the condensed financial statements.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	June 30, 2021
Prepaid research and development	$518,103	$544,435
Prepaid insurance	766,456	1,093,101
Prepaid other	8,040	30,310
Total prepaid expenses and other current assets	$1,292,599	$1,667,846

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2021	June 30, 2021
Accrued research and development	$-	$121,662
Accrued professional fees	113,887	9,923
Total accrued expenses	$113,887	$131,585

Note 5. License Agreement

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

As part of the IPO in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of $1,350,000, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of September 30, 2021 and therefore no liability has been recorded.

Note 6. Stockholders’ Equity (Deficit)

On April 23, 2021, the Company effected a six-for-one stock split of its common stock to be consummated prior to the completion of the Company’s IPO. All shares, stock options, warrants and per share information presented in the accompanying condensed financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock.

On May 11, 2021, the Company completed an IPO of 3,078,224 shares of its common stock, including the exercise by the underwriter of their option to purchase 78,224 additional shares of common stock, for aggregate gross proceeds of approximately $21,548,000 and its shares started trading on The Nasdaq Capital Market under the ticker symbol “ANEB.” The Company received approximately $19,783,000 in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the IPO on May 11, 2021, a cashless exercise of warrants resulted in the issuance of 5,236,343 shares of Series A convertible preferred stock and all of the outstanding shares of Series A convertible preferred stock automatically converted into 7,283,843 shares of common stock.

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

In September 2020, the Company awarded 982,500 shares of restricted common stock to its Chief Executive Officer (“CEO”) under the 2020 Stock Incentive Plan (“2020 Stock Incentive Plan”) at a grant date fair value of $0.11 per share. The restrictions were subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award and employment agreement. The restricted common stock vested fully upon completion of the Company’s IPO in May 2021. The restricted common stock has voting and dividend rights, and therefore all 982,500 shares have been considered issued and outstanding since their date of issuance.

Note 7. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five or ten years from the date of grant. As of September 30, 2021, the Company had 63,096 shares available for future issuance under the 2020 Stock Incentive Plan.

Stock Options

In March 2021, the Company granted non-qualified stock option awards under the 2020 Stock Incentive Plan of 604,404 shares of the Company’s common stock to its Board of Directors, an employee and consultants of the Company. These awards are subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award.

The following table summarizes stock option activity for the quarter September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2021	604,404	$2.18	4.7	$2,802,420
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding at September 30, 2021	604,404	$2.18	4.4	$2,639,230
Options exercisable at September 30, 2021	62,664	$2.18	4.4	$273,633

As of September 30, 2021, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $341,111 which is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock

In September 2020, the Company awarded 982,500 shares of restricted common stock to its CEO, at a grant date fair value of $0.11 per share. The restrictions are subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award and employment agreement.

Upon the IPO in May 2021, the CEO became entitled to the full vesting of his restricted stock.

Compensation Expense

For the three months ended September 30, 2021, the Company recorded stock-based compensation expense for all restricted shares and options of $24,293 in general and administrative expenses and $9,880 in research and development expenses. For the three months ended September 30, 2020, the Company recorded stock-based compensation expense for all restricted shares and options of $16,408 in general and administrative expenses and zero in research and development expenses.

Note 8. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	September 30,
	2021	2020
Series A Convertible Preferred Stock, as converted	-	2,047,500
Stock options outstanding	604,404	-
Total	604,404	2,047,500

Note 9. Subsequent Events

On October 22, 2021, the Company’s stockholders approved an increase to the total authorized shares under the 2020 Stock Incentive Plan to 3,650,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our objective is to develop and commercialize new treatment options for patients suffering from ACI and addiction. Our lead product candidate is ANEB-001, a potent, small molecule cannabinoid receptor antagonist, to address the unmet medical need for a specific antidote for ACI. ANEB-001 is an orally bioavailable, rapidly absorbed treatment that we anticipate will reverse the symptoms of ACIs, in most cases within 1 hour of administration. Our proprietary position in the treatment of ACI is protected by one issued patent and rights to one patent application covering various methods of use of the compound and delivery systems.

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

Recent Developments

On October 12, 2021, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 11,141,404, titled “Formulations and Methods For Treating Acute Cannabinoid Overdose.” The issued patent describes the use of the Company’s investigational drug ANEB-001 to treat acute cannabinoid overdose and is expected to provide patent protection through 2040. We expect to begin our Phase 2 proof-of-concept study for ANEB-001 in the fourth calendar quarter of 2021, and we expect initial topline results from the first cohort in the first half of calendar 2022.

Stock Split and Initial Public Offering

On April 23, 2021, we effected a six-for-one stock split of our common stock to be consummated prior to the completion of our IPO. All shares, stock options, warrants and per share information presented in the accompanying condensed financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There was no change in the par value of our common stock.

On May 11, 2021, the Company completed an IPO of 3,078,224 shares of its common stock, including the exercise by the underwriter of their option to purchase 78,224 additional shares of common stock, for aggregate gross proceeds of approximately $21,548,000 and its shares started trading on The Nasdaq Capital Market under the ticker symbol “ANEB.” The Company received approximately $19,783,000 in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the IPO on May 11, 2021, a cashless exercise of warrants resulted in the issuance of 5,236,343 shares of Series A convertible preferred stock and all of the outstanding shares of Series A convertible preferred stock automatically converted into 7,283,843 shares of common stock.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to ANEB-001. Our research and development expenses for the three months ended September 30, 2021 and 2020 included research and development consulting expenses and costs associated with development of our lead product candidate, ANEB-001.

We anticipate that our research and development activities will account for a significant portion of our operating expenses and these costs are expensed as incurred. We expect to significantly increase our research and development efforts as we continue to develop ANEB-001 and conduct clinical trials with patients suffering from symptoms of ACI, as well as continue to expand our product-candidate pipeline. Research and development expenses include:

●	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for research and development personnel that we plan to hire;

●	direct third-party costs such as expenses incurred under agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”);

●	costs associated with research and development activities of consultants;

●	manufacturing costs in connection with producing materials for use in conducting preclinical studies and clinical trials;

●	other third-party expenses directly attributable to the development of our product candidates; and

●	amortization expense for future asset purchases used in research and development activities.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 and 2020 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations:

	Three Months Ended September 31,		Period to Period
	2021	2020	Change
Research and development	$715,098	$20,286	$694,812
General and administrative	839,826	232,060	607,766
Total operating expenses	1,554,924	252,346	1,302,578
Loss from operations	(1,554,924)	(252,346)	(1,302,578)

Other income (expenses), net	1,529	(4,033)	5,562
Net loss	$(1,553,395)	$(256,379)	$(1,297,016)

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 31,
	2021	2020	Change
Pre-clinical and clinical studies	$291,112	$5,738	$285,374
Contract manufacturing	250,950	-	250,950
Compensation and related benefits	21,530	-	21,530
Stock compensation expense	9,880	-	9,880
Other research and development	141,626	14,548	127,078
Total research and development expenses	$715,098	$20,286	$694,812

The overall increase was primarily attributable to an increase in activities related to pre-clinical and clinical studies and direct third-party costs incurred under agreements with CROs and CMOs for ANEB-001.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended September 31,
	2021	2020	Change
Compensation and related benefits	$90,521	$3,282	$87,239
Professional and consultant fees	328,531	203,887	124,644
Stock compensation expense	24,293	16,408	7,885
Directors’ and officers’ insurance	327,818	-	327,818
Facilities and other costs	68,662	8,483	60,180
Total general and administrative expenses	$839,826	$232,060	$607,766

The overall increase was primarily attributable to an increase in directors’ and officers’ insurance, and compensation and related benefits for additional executives and finance employees to enable the Company to operate as a public company. In addition, there was an increase in professional and consultant fees and facilities and other costs.

Other income (expenses), net

Interest expense of $0 and $4,033 for the three months ended September 30, 2021 and 2020, respectively, were related to two promissory notes issued to a related party in May and June of 2020. The notes were repaid in March 2021. Interest income of $1,916 was earned and $387 in other fees were incurred for the three months ended September 30, 2021.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we sold 3,078,224 shares of our common stock, including the exercise by the underwriter of their option to purchase 78,224 additional shares of common stock, at a public offering price of $7.00 per share. We received net proceeds from our IPO of approximately $19,783,000, after deducting underwriter discounts and offering expenses paid by us. As of September 30, 2021 we had cash of approximately $19,208,000.

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

Cash Flows

The following table sets forth a summary of our cash flows:

	Three Months Ended September 31,
	2021	2020
Net cash used in operating activities	$(777,902)	$(134,956)
Net decrease in cash	$(777,902)	$(134,956)

Operating Activities

During the three months ended September 30, 2021, we used cash in operating activities of $777,902, primarily resulting from our net loss of $1,553,395, partially offset by the non-cash related stock-based compensation of $34,173 and increase in accounts payable of $383,771 and the decrease in prepaid expenses of $375,247 and accrued expenses of $17,698. During the three months ended September 30, 2020, we used cash in operating activities of $134,956, primarily resulting from our net loss of $256,379, partially offset by the non-cash related stock-based compensation of $16,408 and increase in accounts payable of $166,405, accrued expenses of $50,608 and deferred offering costs of $73,452.

Funding Requirements

We expect that our cash at September 30, 2021 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Office Lease, Manufacturing Contract and CRO Contract

We manage our business operations from our principal executive office in Lakeway, Texas, in 700 square feet of leased space under a sublease with a related party. Our office lease is month-to-month, and currently we pay rent of approximately $1,200 per month. In October 2020, we entered into an agreement with a third-party contract manufacturing organization. The total cost for the manufacturing contracts is approximately $973,000. Subsequently in February 2021, we entered into an agreement with a third-party CRO to manage and conduct our Phase 2 clinical trial in the fourth calendar quarter of 2021 with the anticipation of completing the trial by the first calendar quarter of 2022. The total cost for the CRO agreement is approximately €1,450,758 or $1,679,107.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and therefore, are cancellable contracts.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our condensed financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to our condensed financial statements in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our condensed financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed and some require advanced payments. We make estimates of our accrued expenses of each balance sheet date in our condensed financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

●	CROs in connection with performing research services on our behalf and any clinical trials;

●	Investigative sites or other providers in connection with studies and any clinical trials;

●	Vendors in connection with the preparation of our NDA filing, market and patient awareness programs, market research and analysis and medical education; and

●	Vendors related to product manufacturing, development and distribution of clinical supplies.

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

For the three months ended September 30, 2021 and 2020, we recorded stock-based compensation expense of $24,293 and $16,408 in general and administrative expenses respectively and $9,880 and $0 in research and development expenses respectively.

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

Financial Impact of COVID-19 Pandemic

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, our cash consisted of checking and demand deposit accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term nature of the instruments in our portfolio and the low interest rates on our interest-bearing operating accounts, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2021, we had no borrowings outstanding.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors located in Europe and the United Kingdom. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three months ended September 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s Quarterly Report on Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed under Item 1A of Part I to our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.

We have not generated any revenue. As of September 30, 2021, we have an accumulated deficit of $40,197,479, which includes $5,342,028 of operating losses incurred since inception. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in any Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

Use of Proceeds from Initial Public Offering

On May 11, 2021, we closed our IPO in which we issued and sold 3,078,224 shares of our common stock, including 78,224 shares pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price to the public of $7.00 per share, for aggregate gross proceeds of $21,548,000. All shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-254979), which was declared effective by the SEC on May 6, 2021. We received aggregate net proceeds from our initial public offering of approximately $19,783,000, after deducting a total of approximately $1.8 million for underwriting discounts and commissions and offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours, or any of their associates, or to persons owning 10% or more of our common stock or to any affiliates of ours.

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

ANEBULO PHARMACEUTICALS, INC.

Date: November 12, 2021	By:	/s/ Daniel Schneeberger
Daniel Schneeberger
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Rex Merchant
Rex Merchant
Chief Financial Officer (Principal Financial and Accounting Officer)

