Form 10-Q
period 2021-12-31
Anebulo Pharmaceuticals, Inc.
filed 2022-02-11
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of February 11, 2022, the registrant had 23,344,567 shares of common stock, par value $0.001 per share, outstanding.

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

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash	$18,008,990	$19,985,645
Prepaid expenses and other current assets	954,881	1,667,846
Total assets	$18,963,871	$21,653,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,944	$110,048
Accrued expenses	7,000	131,585
Total liabilities	49,944	241,633

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 40,000,000 shares authorized; 23,344,567 shares issued and outstanding at December 31, 2021 and June 30, 2021	23,345	23,345
Additional paid-in capital	60,161,052	60,032,597
Accumulated deficit	(41,270,470)	(38,644,084)
Total stockholders’ equity	18,913,927	21,411,858
Total liabilities and stockholders’ equity	$18,963,871	$21,653,491

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Research and development	$212,936	$169,982	$928,034	$190,268
General and administrative	858,186	154,589	1,698,012	386,649
Total operating expenses	1,071,122	324,571	2,626,046	576,917
Loss from operations	(1,071,122)	(324,571)	(2,626,046)	(576,917)

Other expenses, net	(1,869)	(4,033)	(340)	(8,066)
Net loss	$(1,072,991)	$(328,604)	$(2,626,386)	$(584,983)
Weighted average common shares outstanding, basic and diluted	23,344,567	12,982,500	23,344,567	12,816,927
Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.11)	$(0.05)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended December 31, 2021 and 2020

(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2020	2,047,500	$2,975,752	12,000,000	$12,000	$-	$(183,137)	$(171,137)
Issuance of restricted common stock	-	-	982,500	983	(983)	-	-
Stock-based compensation expense	-	-	-	-	16,408	-	16,408
Net loss	-	-	-	-	-	(256,379)	(256,379)
Balance at September 30, 2020	2,047,500	$2,975,752	12,982,500	$12,983	$15,425	$(439,516)	$(411,108)
Stock-based compensation expense	-	-	-	-	20,694	-	20,694
Net loss	-	-	-	-	-	(328,604)	(328,604)
Balance at December 31, 2020	2,047,500	$2,975,752	12,982,500	$12,983	$36,119	$(768,120)	$(719,018)

Balance at June 30, 2021	-	$-	23,344,567	$23,345	$60,032,597	$(38,644,084)	$21,411,858
Stock-based compensation expense	-	-	-	-	34,173	-	34,173
Net loss	-	-	-	-	-	(1,553,395)	(1,553,395)
Balance at September 30, 2021	-	$-	23,344,567	$23,345	$60,066,770	$(40,197,479)	$19,892,636
Stock-based compensation expense	-	-	-	-	94,282	-	94,282
Net loss	-	-	-	-	-	(1,072,991)	(1,072,991)
Balance at December 31, 2021	-	$-	23,344,567	$23,345	$60,161,052	$(41,270,470)	$18,913,927

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,626,386)	$(584,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	128,455	37,102
Promissory notes accrued interest	-	8,066
Changes in operating assets and liabilities:
Receivable – related party	-	3,500
Prepaid expenses and other current assets	712,965	(28,855)
Deferred offering costs	-	(101,651)
Accounts payable	(67,104)	84,477
Accrued expenses	(124,585)	37,367
Net cash used in operating activities	(1,976,655)	(544,977)

Net decrease in cash	(1,976,655)	(544,977)
Cash, beginning of period	19,985,645	3,024,980
Cash, end of the period	$18,008,990	$2,480,003

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

Stock split and Initial Public Offering

On April 23, 2021, the Company effected a six-for-one stock split of its common stock prior to the completion of the Company’s Initial Public Offering (IPO). All shares, stock options, warrants and per share information presented in the accompanying condensed financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock.

On May 11, 2021, the Company completed an IPO of 3,078,224 shares of its common stock, including the exercise by the underwriter of its option to purchase 78,224 additional shares of common stock, for aggregate gross proceeds of approximately $21,548,000 and its shares started trading on The Nasdaq Capital Market under the ticker symbol “ANEB.” The Company received approximately $19,783,000 in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the IPO on May 11, 2021, a cashless exercise of warrants resulted in the issuance of 5,236,343 shares of Series A convertible preferred stock and all of the outstanding shares of Series A convertible preferred stock automatically converted into 7,283,843 shares of common stock.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred recurring losses, including a net loss of $1,072,991 and $2,626,386 for the three months ended and six months ended December 31, 2021, respectively. As of December 31, 2021, the Company had an accumulated deficit of $41,270,470. The Company expects to continue to generate operating losses. As of February 11, 2022, the issuance date of the condensed financial statements for the three and six months ended December 31, 2021, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed financial statements.

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

Risks and uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include uncertainty regarding results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s current or future product candidates, uncertainty of market acceptance of the Company’s product candidates, if approved, competition from substitute products and larger companies, securing and protecting proprietary technology, ability to establish strategic relationships and dependence on key individuals and sole source suppliers. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities and may not ultimately lead to a marketing approval and commercialization of a product.

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 22, 2021. Since the date of those financial statements, there have been no material changes to significant accounting policies except as noted below.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments are effective for annual reporting periods beginning after December 15, 2020 with early adoption permitted. The Company adopted the new standard effective July 1, 2021 and it did not have a material impact on its financial statements.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2021	June 30, 2021
Prepaid research and development	$490,832	$544,435
Prepaid insurance	458,708	1,093,101
Prepaid other	5,341	30,310
Total prepaid expenses and other current assets	$954,881	$1,667,846

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2021	June 30, 2021
Accrued professional fees	7,000	131,585
Total accrued expenses	$7,000	$131,585

Note 5. License Agreement

In May 2020, the Company licensed certain intellectual property, know-how and clinical trial data from Vernalis Development Limited (“Vernalis”). The initial consideration in exchange for the license was $150,000 and was recorded as research and development expense in the statement of operations for the period from April 23, 2020 (inception) to June 30, 2020. The license term shall continue unless and until terminated for cause or insolvency, with 60 days’ prior notice by the Company, or until such time as all royalties and other sums cease to be payable in accordance with the terms of the agreement. The Company is required to pay development milestone payments related to clinical trials and granting of marketing authorization ranging from $350,000 to $3,000,000, up to a total development milestone payment of $29,900,000, and sales milestone payments of $10,000,000 and $25,000,000, in the first year when cumulative annual net sales of licensed product exceeds $500,000,000 and $1,000,000,000, respectively. The Company is also required to pay single-digit royalties on product sales over the term of the contract.

As part of the IPO in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of $1,350,000, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of December 31, 2021, and therefore no liability has been recorded.

Note 6. Stockholders’ Equity (Deficit)

On April 23, 2021, the Company effected a six-for-one stock split of its common stock prior to the completion of the Company’s IPO. All shares, stock options, warrants and per share information presented in the accompanying condensed financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock.

On May 11, 2021, the Company completed an IPO of 3,078,224 shares of its common stock, including the exercise by the underwriter of its option to purchase 78,224 additional shares of common stock, for aggregate gross proceeds of approximately $21,548,000 and its shares started trading on The Nasdaq Capital Market under the ticker symbol “ANEB.” The Company received approximately $19,783,000 in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the IPO on May 11, 2021, a cashless exercise of warrants resulted in the issuance of 5,236,343 shares of Series A convertible preferred stock and all of the outstanding shares of Series A convertible preferred stock automatically converted into 7,283,843 shares of common stock.

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

In September 2020, the Company awarded 982,500 shares of restricted common stock to its former Chief Executive Officer (“former CEO”) under the 2020 Stock Incentive Plan (“2020 Stock Incentive Plan”) at a grant date fair value of $0.11 per share. The restrictions were subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award and employment agreement. The restricted common stock vested fully upon completion of the Company’s IPO in May 2021. The restricted common stock has voting and dividend rights, and therefore all 982,500 shares have been considered issued and outstanding since their date of issuance.

Note 7. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five years from the date of grant. As of December 31, 2021, the Company had 2,006,437 shares available for future issuance under the 2020 Stock Incentive Plan.

Stock Options

The Company grants non-qualified stock option awards under the 2020 Stock Incentive Plan to its Board of Directors, employees and consultants of the Company. These awards are subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as assumptions we make for the volatility of our common stock the expected term of the stock options, the risk-free interest rate for a period that approximates the expected term, and our expected dividend yield. Each of these inputs is subjective and generally requires significant judgement to determine. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during the six months ended December 31, 2021 (no options were granted during the six months ended December 31, 2020):

Risk-free interest rate	0.79% - 1.1%
Expected term (in years)	3.0 - 4.5
Expected volatility	50.0%
Expected dividend yield	-

The following table summarizes stock option activity for the six months ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2021	604,404	$2.18	4.7	$2,802,420
Granted	56,659	$6.90
Exercised	-	$-
Forfeited	-	$-
Outstanding at December 31, 2021	661,063	$2.59	4.2	$2,397,469
Options exercisable at December 31, 2021	81,288	$3.08	4.2	$260,467

The weighted-average grant date fair value of options awarded during the six months ended December 31, 2021 was approximately $2.39 per share. There were no options granted during the six months ended December 31, 2020. As of December 31, 2021, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $382,504 which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock

In September 2020, the Company awarded 982,500 shares of restricted common stock to its former CEO, at a grant date fair value of $0.11 per share. The restrictions are subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award and employment agreement.

Upon the IPO in May 2021, the former CEO became entitled to the full vesting of his restricted stock.

Compensation Expense

The Company recorded stock-based compensation expenses for the following periods:

	Three Months Ended December 31,		Six Month Ended December 31,
	2021	2020	2021	2020
Research and development	$2,108	$-	$11,988	$-
General and administrative	92,174	20,694	116,467	37,102
Total stock-based compensation expense	$94,282	$20,694	$128,455	$37,102

Note 8. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	December 30,
	2021	2020
Series A Convertible Preferred Stock, as converted	-	2,047,500
Stock options outstanding	661,063	-
Total	661,063	2,047,500

Note 9. Subsequent Events

On December 31, 2021, Daniel Schneeberger, M.D. advised the Company of his resignation as Chief Executive Officer “CEO” of the Company and from the Board of Directors, effective on February 1, 2022. On January 3, 2022, Simon Allen was appointed to be the Company’s CEO and elected a member of the Board of Directors, both of which became effective on February 1, 2022. Pursuant to his employment agreement, Mr. Allen will receive a base salary during the term of his employment at an annual rate of $450,000. The Company also agreed to issue stock options to Mr. Allen under our 2020 Stock Incentive Plan to purchase a total of 625,000 shares.

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

Overview

We are a clinical-stage biotechnology company developing novel solutions for people suffering from ACI and substance addiction. Our lead product candidate, ANEB-001, is intended to reverse the negative effects of ACI within 1 hour of administration. The signs and symptoms of ACI range from profound sedation to anxiety and panic to psychosis with hallucinations. There is no approved medical treatment currently available to specifically alleviate the symptoms of ACI. If approved by the FDA, we believe ANEB-001 has the potential to be the first FDA approved treatment of its kind on the market for reversing the effects of THC, the principal psychoactive constituent of cannabis. Clinical trials completed to date have shown that ANEB-001 is rapidly absorbed, well tolerated and leads to weight loss, an effect that is consistent with central CB1 antagonism. The first patient has been dosed in a Phase 2 proof-of-concept clinical study investigating ANEB-001 as a potential treatment for acute cannabinoid intoxication. We continue to anticipate reporting initial topline results from Part A of this trial in the first half of 2022, as we closely monitor the impact of COVID-19

ACI episodes have become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for personal and recreational use. The ingestion of large quantities of THC is a major cause of ACI. Excessive ingestion of THC via edible products such as candies and brownies, and intoxication from synthetic cannabinoids (also known as “synthetics,” “K2” or “spice”), are two leading causes of THC-related emergency room visits. Synthetic cannabinoids are analogous to fentanyl for opioids insofar as they are more potent at the cannabinoid receptor than their natural product congener THC. In recent years, hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. Before the legalization of cannabis, an estimated 450,000 patients visited hospital emergency rooms annually for cannabis-related conditions. In 2014, this number more than doubled to an estimated 1.1 million patients, according to data published in “Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States: 2006-2014,” Journal of Addiction Medicine (May/June 2019), which provided a national estimate analyzing data from NEDS, the largest database of U.S. hospital-owned emergency department visits. Based on our own analysis of the most recent NEDS data, we believe that the number of hospitalizations grew to 1.74 million patients in 2018 and was growing at an approximately 15% compounded annual growth rate between 2012 and 2018. We believe the number of cannabis-related hospitalizations and other health problems associated with ACIs such as depression, anxiety and mental disorders will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of ACI.

In May 2020, we entered into the royalty-bearing License Agreement with Vernalis to exploit its license compounds and licensed products to combat symptoms of ACI and substance addiction. We are currently developing our lead product candidate, ANEB-001 to quickly and effectively combat symptoms of ACI.

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

Recent Developments

On October 12, 2021, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 11,141,404, titled “Formulations and Methods For Treating Acute Cannabinoid Overdose.” The issued patent describes the use of the Company’s investigational drug ANEB-001 to treat acute cannabinoid overdose and is expected to provide patent protection through 2040. We began our Phase 2 proof-of-concept study for ANEB-001 in January 2022, and we expect initial topline results from the first cohort in the first half of calendar 2022.

On December 31, 2021, Daniel Schneeberger, M.D. advised the Company of his resignation as Chief Executive Officer “CEO” of the Company and from the Board of Directors, effective on February 1, 2022. On January 3, 2022, Simon Allen was appointed to be the Company’s CEO and elected a member of the Board of Directors, both of which became effective on February 1, 2022.

Stock Split and Initial Public Offering

On April 23, 2021, we effected a six-for-one stock split of our common stock prior to the completion of our IPO. All shares, stock options, warrants and per share information presented in the accompanying condensed financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There was no change in the par value of our common stock.

On May 11, 2021, the Company completed an IPO of 3,078,224 shares of its common stock, including the exercise by the underwriter of its option to purchase 78,224 additional shares of common stock, for aggregate gross proceeds of approximately $21,548,000 and its shares started trading on The Nasdaq Capital Market under the ticker symbol “ANEB.” The Company received approximately $19,783,000 in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the IPO on May 11, 2021, a cashless exercise of warrants resulted in the issuance of 5,236,343 shares of Series A convertible preferred stock and all of the outstanding shares of Series A convertible preferred stock automatically converted into 7,283,843 shares of common stock.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to ANEB-001. Our research and development expenses for the three and six months ended December 31, 2021 and 2020 included research and development consulting expenses and costs associated with development of our lead product candidate, ANEB-001.

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

General and Administrative Expenses

General and administrative expenses for the three and six months ended December 31, 2021 and 2020 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Three Months Ended and Six Months Ended December 31, 2021 and 2020

The following table summarizes our results of operations:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2021	2020	Change	2021	2020	Change
Research and development	$212,936	$169,982	$42,954	$928,034	$190,268	$737,766
General and administrative	858,186	154,589	703,597	1,698,012	386,649	1,311,363
Total operating expenses	1,071,122	324,571	746,551	2,626,046	576,917	2,049,129
Loss from operations	(1,071,122)	(324,571)	(746,551)	(2,626,046)	(576,917)	(2,049,129)

Other expenses, net	(1,869)	(4,033)	(2,164)	(340)	(8,066)	(7,726)
Net loss	$(1,072,991)	$(328,604)	$(744,387)	$(2,626,386)	$(584,983)	$(2,041,403)

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2021	2020	Change	2021	2020	Change
Pre-clinical and clinical studies	$99,971	$159,017	$(59,046)	$391,084	$164,755	$226,329
Contract manufacturing	66,500	-	66,500	317,450	-	317,450
Compensation and related benefits	21,530	-	21,530	43,060	-	43,060
Stock compensation expense	2,108	-	2,108	11,988	-	11,988
Other research and development	22,827	10,965	11,862	164,452	25,513	138,939
Total research and development expenses	$212,936	$169,982	$42,954	$928,034	$190,268	$737,766

The overall increase was primarily attributable to an increase in activities related to pre-clinical and clinical studies and direct third-party costs incurred under agreements with CROs and CMOs for ANEB-001. The decrease in pre-clinical and clinical studies for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 was due to the Company wrapping up its work on its Phase 1 clinical study for ANEB-001 and preparing to start Phase 2 in January 2022.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2021	2020	Change	2021	2020	Change
Compensation and related benefits	$88,791	$4,440	$84,351	$179,312	$7,722	$171,590
Professional and consultant fees	278,628	109,132	169,496	607,159	313,019	294,140
Stock compensation expense	92,174	20,694	71,480	116,467	37,102	79,365
Officers’ insurance	334,695	-	334,695	662,513	-	662,513
Facilities, fees and other costs	63,898	20,323	43,575	132,561	28,806	103,755
Total general and administrative expenses	$858,186	$154,589	$703,597	$1,698,012	$386,649	$1,311,363

The overall increase was primarily attributable to an increase in directors’ and officers’ insurance, and compensation and related benefits for additional executives and finance employees to enable the Company to operate as a public company. In addition, there was an increase in professional and consultant fees and facilities and other costs.

Other expenses, net

The Company had interest expense related to the two promissory notes issued to a related party in May and June 2020 of $4,033 and $8,066 for the three and six months ended December 31, 2020, respectively. The notes were repaid in March 2021, which resulted in no interest expense for the three and six months ended December 31, 2021, respectively. Other expenses, net for the three and six months ended December 31, 2021 consisted primarily of foreign currency losses, partially offset by interest income.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we sold 3,078,224 shares of our common stock, including the exercise by the underwriter of its option to purchase 78,224 additional shares of common stock, at a public offering price of $7.00 per share. We received net proceeds from our IPO of approximately $19,783,000, after deducting underwriter discounts and offering expenses paid by us. As of December 31, 2021, we had cash of approximately $18,009,000.

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

Cash Flows

The following table sets forth a summary of our cash flows:

	Six Months Ended December 31,
	2021	2020
Net cash used in operating activities	$(1,976,655)	$(544,977)
Net decrease in cash	$(1,976,655)	$(544,977)

Operating Activities

During the six months ended December 31, 2021, we used cash in operating activities of $1,976,655, primarily resulting from our net loss of $2,626,386, partially offset by the non-cash related stock-based compensation of $128,455 and a decrease in prepaid expenses of $712,965. During the six months ended December 31, 2020, we used cash in operating activities of $544,977, primarily resulting from our net loss of $584,983, partially offset by the non-cash related stock-based compensation of $37,102.

Funding Requirements

We expect that our cash at December 31, 2021 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Office Lease, Manufacturing Contract and CRO Contract

We manage our business operations from our principal executive office in Lakeway, Texas, in 700 square feet of leased space under a sublease with a related party. Our office lease is month-to-month, and currently we pay rent of approximately $1,200 per month. In October 2020, we entered into an agreement with a third-party contract manufacturing organization. The total cost for the manufacturing contracts is approximately $973,000. Subsequently in February 2021, we entered into an agreement with a third-party CRO to manage and conduct our Phase 2 clinical trial with the anticipation of completing the trial by the first half of 2022. The total cost for the CRO agreement is approximately €2,235,144 or $2,526,000.

On October 12, 2021, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 11,141,404, titled “Formulations and Methods For Treating Acute Cannabinoid Overdose.” The issued patent describes the use of the Company’s investigational drug ANEB-001 to treat acute cannabinoid overdose and is expected to provide patent protection through 2040. We began our Phase 2 proof-of-concept study for ANEB-001 in January 2022, and we expect initial topline results from the first cohort in the first half of calendar 2022.

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

Stock-Based Compensation Expense

The 2020 Stock Incentive Plan provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to our employees, officers, directors, advisors, and outside consultants for the purchase of up to 3,650,000 shares of our common stock. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period or at achievement of a performance requirement. The awards expire five years from the date of grant.

For the three months ended December 31, 2021 and 2020, we recorded stock-based compensation expense of $92,174 and $20,694 in general and administrative expenses, respectively, and $2,108 and $0 in research and development expenses, respectively. For the six months ended December 31, 2021 and 2020, we recorded stock-based compensation expense of $116,467 and $37,102 in general and administrative expenses, respectively, and $11,988 and $0 in research and development expenses, respectively.

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

Prior to our IPO, the fair value of our common stock was estimated on each grant date by our Board of Directors. In order to determine the fair value of our common stock, our Board of Directors considered, among other things, timely valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock prior to our IPO, our Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including (i) our business, financial condition and results of operations, including related industry trends affecting our operations; (ii) our forecasted operating performance and projected future cash flows; (iii) the illiquid nature of our common stock; (iv) the rights and privileges of our common stock; (v) market multiples of our most comparable public peers; and (vi) market conditions affecting our industry.

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

After the closing of the IPO, our Board of Directors now determines the fair value of our shares of common stock underlying stock-based awards based on the closing price of our common stock as reported by Nasdaq on the date of grant.

JOBS Act Accounting Election

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, our cash consisted of checking and demand deposit accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term nature of the instruments in our portfolio and the low interest rates on our interest-bearing operating accounts, an immediate 10% change in market interest rates would not have a material impact on our financial position or results of operations.

As of December 31, 2021, we had no borrowings outstanding.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors located in Europe and the United Kingdom. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the six months ended December 31, 2021.

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

Based on that evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue. As of December 31, 2021, we had an accumulated deficit of $41,270,470, which included $6,413,150 of operating losses incurred since inception. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

Use of Proceeds from Initial Public Offering

On May 11, 2021, we closed our IPO in which we issued and sold 3,078,224 shares of our common stock, including 78,224 shares pursuant to the underwriters’ exercise of its option to purchase additional shares, at a public offering price to the public of $7.00 per share, for aggregate gross proceeds of $21,548,000. All shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-254979), which was declared effective by the SEC on May 6, 2021. We received aggregate net proceeds from our initial public offering of approximately $19,783,000, after deducting a total of approximately $1.8 million for underwriting discounts and commissions and offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours, or any of their affiliates, or to persons owning 10% or more of our outstanding common stock or to any affiliates of ours.

We have not used any of the net proceeds from the IPO to make payments, directly or indirectly, to any director or officer of ours, or any of their affiliates, to any person owning 10% or more of our outstanding common stock or to any affiliate of ours. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 10, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
3.2	By-laws of Anebulo Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
3.3	Form of Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 26, 2021 and incorporated herein by reference).
3.4	Form of Amended and Restated By-laws of Anebulo Pharmaceuticals, Inc. (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 26, 2021 and incorporated herein by reference).
4.1	Specimen Stock Certificate for Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.2	Warrant to Purchase Shares of Preferred Stock, dated as of March 8, 2021, between Anebulo Pharmaceuticals, Inc. and Aron English (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.3	Warrant to Purchase Shares of Preferred Stock, dated as of March 8, 2021, between Anebulo Pharmaceuticals, Inc. and 22NW, LP (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
21A	Exhibit 10.1 Employment Agreement, effective as of February 1, 2022, between Anebulo Pharmaceuticals, Inc. and Simon Allen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2022 and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANEBULO PHARMACEUTICALS, INC.

Date: February 11, 2022	By:	/s/ Simon Allen
Simon Allen
Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2022	By:	/s/ Rex Merchant
Rex Merchant
Chief Financial Officer (Principal Financial and Accounting Officer)

