Form 10-Q
period 2022-03-31
Anebulo Pharmaceuticals, Inc.
filed 2022-05-11
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, the registrant had 23,344,567 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash	$16,547,727	$19,985,645
Prepaid expenses and other current assets	700,740	1,667,846
Total assets	$17,248,467	$21,653,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$83,277	$110,048
Accrued expenses	2,500	131,585
Total liabilities	85,777	241,633

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 40,000,000 shares authorized; 23,344,567 shares issued and outstanding at March 31, 2022 and June 30, 2021	23,345	23,345
Additional paid-in capital	60,286,306	60,032,597
Accumulated deficit	(43,146,961)	(38,644,084)
Total stockholders’ equity	17,162,690	21,411,858
Total liabilities and stockholders’ equity	$17,248,467	$21,653,491

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Research and development	$915,363	$273,038	$1,843,397	$463,306
General and administrative	964,281	279,093	2,662,293	665,742
Total operating expenses	1,879,644	552,131	4,505,690	1,129,048
Loss from operations	(1,879,644)	(552,131)	(4,505,690)	(1,129,048)

Other income (expenses), net	3,153	(3,701)	2,813	(11,767)
Net loss	$(1,876,491)	$(555,832)	$(4,502,877)	$(1,140,815)
Deemed dividends	-	(8,208,393)	-	(8,208,393)
Net loss attributable to common stockholders	$(1,876,491)	$(8,764,225)	$(4,502,877)	$(9,349,208)
Weighted average common shares outstanding, basic and diluted	23,344,567	12,982,500	23,344,567	12,656,310
Net loss per share, basic and diluted	$(0.08)	$(0.68)	$(0.19)	$(0.74)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

	Series A Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2020	2,047,500	$2,975,752	12,000,000	$12,000	$-	$(183,137)	$(171,137)
Issuance of restricted common stock	-	-	982,500	983	(983)	-	-
Stock-based compensation expense	-	-	-	-	16,408	-	16,408
Net loss	-	-	-	-	-	(256,379)	(256,379)
Balance at September 30, 2020	2,047,500	2,975,752	12,982,500	$12,983	$15,425	$(439,516)	$(411,108)
Stock-based compensation expense	-	-	-	-	20,694	-	20,694
Net loss	-	-	-	-	-	(328,604)	(328,604)
Balance at December 31, 2020	2,047,500	2,975,752	12,982,500	$12,983	$36,119	$(768,120)	$(719,018)
Deemed dividends	-	-	-	-	-	$(8,208,393)	$(8,208,393)
Stock-based compensation expense	-	-	-	-	47,407	-	47,407
Net loss	-	-	-	-	-	(555,832)	(555,832)
Balance at March 31, 2021	2,047,500	2,975,752	$12,982,500	$12,983	$83,526	$(9,532,345)	$(9,435,836)

Balance at June 30, 2021	-	-	23,344,567	23,345	60,032,597	(38,644,084)	$21,411,858
Stock-based compensation expense	-	-	-	-	34,173	-	34,173
Net loss	-	-	-	-	-	(1,553,395)	(1,553,395)
Balance at September 30, 2021	-	-	23,344,567	23,345	60,066,770	(40,197,479)	19,892,636
Stock-based compensation expense	-	-	-	-	94,282	-	94,282
Net loss	-	-	-	-	-	(1,072,991)	(1,072,991)
Balance at December 31, 2021	-	-	23,344,567	23,345	60,161,052	(41,270,470)	18,913,927
Stock-based compensation expense	-	-	-	-	125,254	-	125,254
Net loss	-	-	-	-	-	(1,876,491)	(1,876,491)
Balance at March 31, 2022	-	$-	23,344,567	$23,345	$60,286,306	$(43,146,961)	$17,162,690

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,502,877)	$(1,140,815)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	253,709	84,509
Changes in operating assets and liabilities:
Receivable – related party	-	3,500
Prepaid expenses and other current assets	967,106	(591,662)
Accounts payable	(26,771)	82,027
Accrued expenses	(129,085)	188,560
Net cash used in operating activities	(3,437,918)	(1,373,881)
Cash flows from financing activities:
Proceeds from issuance of Series A preferred milestone warrants	-	2,250,000
Repayment of promissory notes, related party	-	(201,286)
Deferred offering costs	-	(392,730)
Net cash provided by financing activities	-	1,655,984
Net (decrease) increase in cash	(3,437,918)	282,103
Cash, beginning of period	19,985,645	3,024,980
Cash, end of the period	$16,547,727	$3,307,083

Supplemental cash flow information:
Cash paid for interest	$-	$13,053
Supplemental Disclosure of Noncash Investing and Financing Activities:
Deemed dividends	$-	$8,208,393
Fair value of warrants issued to investors	$-	$10,458,393

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of $4,502,877 for the nine months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $43,146,961. The Company expects to continue to generate operating losses. As of May 11, 2022, the issuance date of the condensed financial statements for the three and nine months ended March 31, 2022, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed financial statements.

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

The unaudited interim condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended June 30, 2021 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-40388).

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 22, 2021. Since the date of those financial statements, there have been no material changes to significant accounting policies.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	June 30, 2021
Prepaid research and development	$529,927	$544,435
Prepaid insurance	123,453	1,093,101
Prepaid other	47,360	30,310
Total prepaid expenses and other current assets	$700,740	$1,667,846

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2022	June 30, 2021
Accrued professional fees	$2,500	$9,923
Accrued research and development	-	121,662
Total accrued expenses	$2,500	$131,585

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

As part of the IPO in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of $1,350,000, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of March 31, 2022, and therefore no liability has been recorded.

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

Note 7. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five years from the date of grant. As of March 31, 2022, the Company had  1,183,667 shares available for future issuance under the 2020 Stock Incentive Plan.

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

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during the three and nine months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Risk-free interest rate	1.29% – 2.14%	0.27% – 0.64%	0.79% – 2.14%	0.27% – 0.64%
Expected term (in years)	4.50	2.8 – 3.54	3.0 – 4.50	2.8 – 3.54
Expected volatility	50.0%	49.6%	50.0%	49.6%
Expected dividend yield	–	–	–	–

The following table summarizes stock option activity for the nine months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2021	604,404	$2.18	4.7	$2,802,420
Granted	879,429	$6.16
Exercised	-	$-
Forfeited	-	$-
Outstanding at March 31, 2022	1,483,833	$4.54	4.5	$3,765,907
Options exercisable at March 31, 2022	225,741	$2.54	4.0	$1,025,177

The weighted-average grant date fair value of options awarded during the nine months ended March 31, 2022 was approximately $3.07 per share. As of March 31, 2022, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $2,820,786 which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock

In September 2020, the Company awarded 982,500 shares of restricted common stock to its former CEO, at a grant date fair value of $0.11 per share. The restrictions are subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award and employment agreement.

Upon the IPO in May 2021, the former CEO became entitled to the full vesting of his restricted stock.

Compensation Expense

The Company recorded stock-based compensation expenses for the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Research and development	$245	$2,105	$12,233	$2,105
General and administrative	125,009	45,302	241,476	82,404
Total stock-based compensation expense	$125,254	$47,407	$253,709	$84,509

Note 8. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	March 31,
	2022	2021
Series A Convertible Preferred Stock, as converted	-	2,047,500
Stock options outstanding	1,483,833	604,404
Total	1,483,833	2,651,904

Note 9. Deemed Dividends

The Company received proceeds for the issuance of certain milestone warrants of $2,250,000 and the fair value of the warrants in excess of proceeds received of $8,208,393 was recorded as a deemed dividend, against accumulated deficit for the three and nine month periods ended March 31, 2021. The milestone warrants were later converted to Series A preferred stock (which was converted into common stock) upon IPO.

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

Overview

We are a clinical-stage biotechnology company developing novel solutions for people suffering from ACI and substance addiction. Our lead product candidate, ANEB-001, is intended to reverse the negative effects of ACI within 1 hour of administration. The signs and symptoms of ACI range from profound sedation to anxiety and panic to psychosis with hallucinations. There is no approved medical treatment currently available to specifically alleviate the symptoms of ACI. If approved by the FDA, we believe ANEB-001 has the potential to be the first FDA approved treatment of its kind on the market for reversing the effects of THC, the principal psychoactive constituent of cannabis. Clinical trials completed to date have shown that ANEB-001 is rapidly absorbed, well tolerated and leads to weight loss, an effect that is consistent with central CB1 antagonism. The first patient has been dosed in a Phase 2 proof-of-concept clinical study investigating ANEB-001 as a potential treatment for acute cannabinoid intoxication. We continue to anticipate reporting initial topline results from Part A of this trial in the first half of calendar 2022.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to ANEB-001. Our research and development expenses for the three and nine months ended March 31, 2022 and 2021 included research and development consulting expenses, clinical trials, and costs associated with development of our lead product candidate, ANEB-001.

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

General and Administrative Expenses

General and administrative expenses for the three and nine months ended March 31, 2022 and 2021 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2022	2021	Change	2022	2021	Change
Research and development	$915,363	$273,038	$642,325	$1,843,397	$463,306	$1,380,091
General and administrative	964,281	279,093	685,188	2,662,293	665,742	1,996,551
Total operating expenses	1,879,644	552,131	1,327,513	4,505,690	1,129,048	3,376,642
Loss from operations	(1,879,644)	(552,131)	(1,327,513)	(4,505,690)	(1,129,048)	(3,376,642)

Other income (expenses), net	3,153	(3,701)	6,854	2,813	(11,767)	14,580
Net loss	$(1,876,491)	$(555,832)	$(1,320,659)	$(4,502,877)	$(1,140,815)	$(3,362,062)

Research and Development Expenses

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2022	2021	Change	2022	2021	Change
Pre-clinical and clinical studies	$692,871	$245,615	$447,256	$1,083,954	$410,370	$673,584
Contract manufacturing	110,989	-	110,989	428,439	-	428,439
Compensation and related benefits	21,530	2,706	18,824	64,590	2,706	61,884
Stock compensation expense	245	2,105	(1,860)	12,233	2,105	10,128
Other research and development	89,728	22,612	67,116	254,181	48,125	206,056
Total research and development expenses	$915,363	$273,038	$642,325	$1,843,397	$463,306	$1,380,091

The overall increase was primarily attributable to an increase in activities related to pre-clinical and clinical studies, contract manufacturing, and direct third-party costs incurred under agreements with CROs and CMOs for ANEB-001. The increase in pre-clinical and clinical studies was related to Phase 1 and Phase 2 clinical studies for ANEB-001.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2022	2021	Change	2022	2021	Change
Compensation and related benefits	$209,835	$64,636	$145,199	$389,147	$72,214	$316,933
Professional and consultant fees	203,465	149,038	54,427	810,624	470,307	340,317
Stock compensation expense	125,009	45,302	79,707	241,476	82,404	159,072
Officers’ insurance	334,695	-	334,695	997,208	-	997,208
Facilities, fees and other costs	91,277	20,117	71,160	223,838	40,817	183,021
Total general and administrative expenses	$964,281	$279,093	$685,188	$2,662,293	$665,742	$1,996,551

The overall increase was primarily attributable to an increase in directors’ and officers’ insurance, and compensation and related benefits for additional executives and finance employees to enable the Company to operate as a public company. In addition, there was an increase in professional and consultant fees, including legal and accounting fees, and facilities and other costs related to operating as a public company.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we sold 3,078,224 shares of our common stock, including the exercise by the underwriter of its option to purchase 78,224 additional shares of common stock, at a public offering price of $7.00 per share. We received net proceeds from our IPO of approximately $19,783,000, after deducting underwriter discounts and offering expenses paid by us. As of March 31, 2022, we had cash of approximately $16,548,000. We anticipate that additional capital will be needed to commence and complete a Phase 3 study of our drug candidate ANEB-001. As and if necessary, we will seek to raise these additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash Flows

The following table sets forth a summary of our cash flows:

	Nine Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(3,437,918)	$(1,373,881)
Net cash provided by financing activities	-	1,655,984
Net (decrease) increase in cash	$(3,437,918)	$282,103

During the nine months ended March 31, 2022, we used cash in operating activities of $3,437,918 primarily resulting from our net loss of $4,502,877, partially offset by the non-cash related stock-based compensation of $253,709, a decrease in prepaid expenses of $967,106, decrease in accrued expenses of $129,085, and decrease in accounts payable of $26,771. During the nine months ended March 31, 2021, we used cash in operating activities of $1,373,881, primarily resulting from our net loss of $1,140,815, and the change in prepaid expenses and other current assets of $591,622, partially offset by the non-cash related stock-based compensation of $84,509, the change in accounts payable of $82,027, and the change in accrued expenses of $188,560. The cash used in operating activities was offset by the cash generated from financing activities of $1,655,984, which was primarily comprised of proceeds from issuance of Series A preferred milestone warrants of $2,250,000, partially offset by the repayment of promissory notes of $201,286, and of the payment of offering costs of $392,730.

Funding Requirements

We expect that our cash at March 31, 2022 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We have no current agreements or understandings with investors to provide such capital.

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

Office Lease, Manufacturing Contract and CRO Contract

We manage our business operations from our principal executive office in Lakeway, Texas, in 700 square feet of leased space under a sublease with a related party. Our office lease is month-to-month, and currently we pay rent of approximately $1,200 per month. In October 2020, we entered into an agreement with a third-party contract manufacturing organization. The total cost for the manufacturing contracts is approximately $973,000. In March 2022, we entered into an agreement with another third-party contract manufacturing organization. The total cost for the manufacturing contracts is approximately $1,914,000 and is expected to be incurred in calendar 2022. In February 2021, we entered into an agreement with a third-party CRO to manage and conduct our Phase 2 clinical trial with the anticipation of completing the trial by the first half of calendar 2022. The total cost for the CRO agreement is approximately €2,235,144 or $2,503,361.

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

While our significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 22, 2021, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed financial statements.

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

JOBS Act Accounting Election

The Jumpstart Our Business Startups (“JOBS”) Act, enacted in April 2012, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies.

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

As a smaller reporting company, we are not required to disclose this item.

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

Based on that evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue. As of March 31, 2022, we had an accumulated deficit of $43,146,961, which included $8,292,794 of operating losses incurred since inception. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
3.2	By-laws of Anebulo Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
3.3	Form of Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 26, 2021 and incorporated herein by reference).
3.4	Form of Amended and Restated By-laws of Anebulo Pharmaceuticals, Inc. (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 26, 2021 and incorporated herein by reference).
4.1	Specimen Stock Certificate for Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.2	Warrant to Purchase Shares of Preferred Stock, dated as of March 8, 2021, between Anebulo Pharmaceuticals, Inc. and Aron English (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.3	Warrant to Purchase Shares of Preferred Stock, dated as of March 8, 2021, between Anebulo Pharmaceuticals, Inc. and 22NW, LP (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
10.1	10.1 Employment Agreement, effective as of February 1, 2022, between Anebulo Pharmaceuticals, Inc. and Simon Allen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2022 and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANEBULO PHARMACEUTICALS, INC.

Date: May 11, 2022	By:	/s/ Simon Allen
Simon Allen
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Rex Merchant
Rex Merchant
Chief Financial Officer (Principal Financial and Accounting Officer)

