Form 10-K
period 2022-06-30
Anebulo Pharmaceuticals, Inc.
filed 2022-09-09
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $49,681,078 based on the closing price of the Registrant’s common stock on the Nasdaq Capital Market on December 31, 2021. The calculation of the aggregate market value of voting and non-voting common stock excludes shares held by executive officers, directors and stockholders that the Registrant concluded were affiliates of the Registrant on such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of September 1, 2022 was 23,368,567 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement (the “Proxy Statement”) that will be filed for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

Anebulo Pharmaceuticals, Inc.

In this Annual Report on Form 10-K (this “Annual Report”), unless otherwise stated or as the context otherwise requires, references to “Anebulo Pharmaceuticals,” “Anebulo,” “the Company,” “we,” “us,” “our” and similar references refer to Anebulo Pharmaceuticals, Inc. The Anebulo logo, and other trademarks or service marks of Anebulo Pharmaceuticals, Inc. appearing in this Annual Report are the property of Anebulo Pharmaceuticals, Inc. This Annual Report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this Annual Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject the “safe harbor” created by those sections. These forward-looking statements about us and our industry involve substantial risks and uncertainties and our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this Annual Report.

We have based these forward-looking statements largely on our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding our capital requirements, revenue, expenses and other operating results, and needs for additional financing;
●	the timing or outcome of any of our regulatory submissions;
●	the timing and conduct of our clinical trials, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;
●	the clinical utility, potential advantages and timing or likelihood of regulatory filings and approvals of ANEB-001;
●	our expectations regarding future growth;
●	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
●	our ability to maintain our existing licensing arrangements and enter into and maintain other collaborations or licensing arrangements;
●	our estimates regarding the commercial potential and market opportunity for our product candidates;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the impact on our business of economic or political events or trends; and
●	the impact of governmental laws and regulations.

You should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully read this Annual Report, including the section titled “Risk Factors” and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties of which you should be aware, including those described in the section entitled “Risk Factors.” These risks include the following:

●	We have not generated any revenue since our inception and expect to incur future losses and may never become profitable. Our business is highly dependent on our lead product candidate, ANEB-001, and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.
●	We depend substantially on intellectual property licensed from third parties, including Vernalis Development Limited, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected. We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We are early in our development efforts and have only one product candidate in clinical development. If we are unable to successfully develop and commercialize our product candidate or experience significant delays in doing so, our business may be materially harmed.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.
●	The results of clinical trials are not necessarily predictive of future results. Our existing product candidate in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.
●	Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●

Our product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval. We currently have no marketing and sales organization and we have no direct experience marketing pharmaceutical products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after approval, we may not be able to generate product revenues.

●	New drugs, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.
●	We depend on third parties in connection with our preclinical testing and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing ANEB-001 or future product candidates.
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

●	The trading price and volume of our common stock in the public markets has experienced, and may in the future experience, volatility due to a variety of factors, many of which are beyond our control.
●	The Covid-19 pandemic has negatively impacted and could materially adversely affect our business, financial condition and results of operations.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Annual Report, including our financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing novel solutions for people suffering from acute cannabinoid intoxication (“ACI”) and substance addiction. Our lead product candidate, ANEB-001, is intended to rapidly reverse the negative effects of ACI within 1 hour of administration. The signs and symptoms of ACI range from profound sedation to anxiety and panic to psychosis with hallucinations. There is no approved medical treatment currently available to specifically alleviate the symptoms of ACI and we are not aware of any competing products that are further along in the development process than ANEB-001 in reversing the effects of THC, the principal psychoactive constituent of cannabis. Previous clinical trials conducted by a third party have shown that ANEB-001 is rapidly absorbed, well tolerated and when administered to obese subjects led to weight loss, an effect that is consistent with central CB1 antagonism. In March 2021, our European clinical trial application (“CTA”), which is equivalent to an investigational new drug application in the United States, was accepted in the Netherlands to allow us to utilize ANEB-001 in a Phase 2 proof-of-concept trial (the “Netherlands Trial”) for potential use as a treatment for ACI. The study was designed to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single dose of ANEB-001 in treating healthy subjects challenged with delta-9-tetrahydrocannabinol, better known as THC, the primary psychoactive constituent of cannabis. We announced on January 3, 2022 that the first patient had been dosed in the Netherlands Trial. On May 11, 2022, we announced the dosing of all 60 subjects in Part A of the Netherlands Trial. On June 30, 2022, we received positive initial data from Part A of the Netherlands Trial, which we reported on July 5, 2022 in a press release. We believe the progress in the Netherlands Trial creates an opportunity to strengthen our development pathway.

ACI has become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. The ingestion of large quantities of THC is a major cause of ACI. Excessive ingestion of THC via edible products such as candies and brownies, and intoxication from synthetic cannabinoids (also known as “synthetics,” “K2” or “spice”), are two leading causes of THC-related emergency room visits. Synthetic cannabinoids are analogous to fentanyl for opioids insofar as they are more potent at the cannabinoid receptor than their natural product congener THC.

In recent years, hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. Before the legalization of cannabis, an estimated 450,000 patients visited hospital emergency rooms annually for cannabis-related conditions. In 2014, this number more than doubled to an estimated 1.1 million patients, according to data published in “Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States: 2006-2014,” Journal of Addiction Medicine (May/June 2019), which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on our own analysis of the most recent NEDS data, we believe that the number of hospitalizations grew to 1.74 million patients in 2018 and was growing at an approximately 15% compounded annual growth rate between 2012 and 2018. We believe the number of cannabis-related hospitalizations including other health problems associated with ACI such as depression, anxiety and mental disorders will continue to increase substantially as more states pass laws legalizing cannabis for medical or recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of ACI.

Our Lead Product Candidate

Our objective is to develop and commercialize new treatments options for patients suffering from ACI and substance addiction. Our lead product candidate is ANEB-001, a potent, small molecule cannabinoid receptor antagonist, to address the unmet medical need for a specific antidote for ACI. ANEB-001 is an orally bioavailable, rapidly absorbed treatment that we anticipate will reverse the symptoms of ACI, in most cases within 1 hour of administration. Our proprietary position in the treatment of ACI is protected by one issued patent and rights to one patent application covering various methods of use of the compound and delivery systems. We began a Phase 2 proof-of-concept trial for ANEB-001 in December 2021 in the Netherlands.

Cannabinoids are a class of chemical compounds that are naturally occurring and are primarily found in cannabis plant extracts. The two major cannabinoids found in cannabis plant extracts include THC and CBD. These compounds bind themselves to CB1 and CB2 cannabinoid receptors, which are found throughout the body. Specifically, CB1 receptors are concentrated in the brain and central nervous system, while CB2 receptors are found mostly in peripheral organs and are associated with the immune system. When the chemical compounds bind themselves to these cannabinoid receptors, the process elicits certain physiological responses. Physiological responses to cannabinoids may vary among individuals. Some of the effects of cannabinoids have been shown to impact nervous system functions, immune responses, muscular motor functions, gastrointestinal maintenance, blood sugar management, and the integrity of ocular functions.

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

*	We are relying on studies performed by a third party for a different indication, obesity, and the FDA or a foreign equivalent regulator may disagree with our ability to reference the clinical data generated by such third-party trials in connection with the indication for ACI and addiction. See “Risk Factors —Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization —We are relying on clinical trials performed by our licensor Vernalis, a third party, for a different indication, and the FDA or a foreign equivalent regulator may disagree with our ability to reference clinical data from third-party trials.”

Our Market Opportunity

ACI has become a widespread health issue in the United States as an increasing number of states have legalized cannabis for medical or recreational use. As of June 30, 2022, cannabis was legal for recreational use in 19 states and the District of Columbia and legal for medical use in 38 states. Additionally, the Centers for Disease Control and Prevention and recent news reports have described how the stress, anxiety and depression from the prolonged stay-at-home conditions surrounding the Covid-19 pandemic appears to result in excessive drug and cannabis use by individuals, whether in jurisdictions where such use is legal or not.

Marijuana legalization is increasing

Legalized | Medical and Decriminalized | Medical | Decriminalized | CBD only | Fully illegal

Since 2012, recreational marijuana has gone from legal in no states to legal in 19 states

Marijuana is legal for medical use in 38 states

https://disa.com/map-of-marijuana-legality-by-state

10

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

Number of cannabis-associated ED visits is large with accelerated growth

Annual cannabis-associated ED visits in the U.S., 2006-2018

Outside of NEDS (estimated)
Captured in NEDS
1,600,000
1,400,000
1,200,000
1,000,000
800,000
600,000
400,000
200,000
0
+13%
+15%
374,969
1,741,747
78,863
434,761
2006 2007 2008 2009 2010 2011 2012 2013 2014 2015 2016 2017 2018

Growth of cannabis-associated emergency department visits has accelerated to a 15% CAGR since the first states legalized cannabis in 2012

We believe that

over 1.7M

ED visits in 2018 were associated with cannabis

Note: Between 21% and 23% of all emergency department visits were captured by the National Emergency Department Sample (NEDS) in the years 2006-2014. The number of visits outside of the NEDS sample was extrapolated. Source for 2006-2014: Shen, J. J., Shan, G., Kim, P. C., Yoo, J. W., Dodge-Francis, C., & Lee, Y.-J. (2018). Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States. Journal of Addiction Medicine, 1. doi:10.1097/adm.0000000000000479, Source for 2015-2018: Company analysis of NEDS database

Source for 2006-2014: Shen, J. J., Shan, G., Kim, P. C., Yoo, J. W., Dodge-Francis, C., & Lee, Y.-J. (2018). Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States. Journal of Addiction Medicine, doi:10.1097/adm.0000000000000479, Source for 2015-2018: Company analysis of NEDS database.

We believe that both the number of cannabis-associated emergency department visits and the unmet medical need will continue to grow due to the increasing availability and consumption of edibles. In THC-containing edibles, the median dose of THC can be many times more potent than the recommended safe dosage and as much as eight times more potent than a rolled marijuana cigarette. Edibles are frequently manufactured as common consumer products, such as brownies, cookies, candies and gummy snacks with brightly-colored packaging. THC concentrations in edibles peak after a delay of about two to four hours from ingestion. This time to peak concentration contrasts with smoking cannabis, which causes THC concentrations to peak in about three to 10 minutes from inhalation. Consumers possibly will approach edibles with the same serving size expectations as consumer products without THC. Moreover, children are particularly at risk for accidentally consuming edibles due to the edibles’ brightly-colored packaging and formulation into candies and sweets. The confluence of these factors can be dangerous and increases the risk of ACI. Emergency department visits were 33 times more likely for edibles as compared with other routes of cannabis consumption, according to the recent article “Mental Health-related Emergency Department Visits Associated with Cannabis in Colorado,” published in Academic Emergency Medicine (May 2018). Sales of edibles are rapidly growing, according to data collected by Statista, and are expected to continue growing into the future.

In November 2020, we sponsored a survey of U.S. physicians concerning patient emergency room visits for ACI within the past 12 months. Based on a survey of 27 emergency room physicians throughout the United States, the surveyed physicians saw on average 10.5 patients (a range of two to 45 patients) with cannabis intoxication per month. The survey asked these physicians to rank on a scale of 1 to 10 (i) the need for a cannabinoid antagonist to treat cannabis intoxication; (ii) the likelihood of their prescribing a cannabinoid antagonist that reverses cannabis intoxication within 30 minutes of administration; and (iii) the likelihood of such cannabinoid antagonist reducing the need for supportive medication to manage certain cannabis intoxication symptoms, such as agitation and acute psychosis. In response to these questions, the surveyed physicians ranked the need for a cannabinoid antagonist at an average of 7.52 out of 10, the likelihood of prescribing a cannabinoid antagonist that reverses cannabis intoxication within 30 minutes of administration at an average of 7.44 out of 10, and the likelihood of a specific cannabinoid antagonist reducing the need for supportive medication to manage certain ACI symptoms at an average of 7.48 out of 10. Although the survey pertained specifically to a cannabinoid antagonist that reverses cannabis intoxication within 30 minutes, we believe the survey results are indicative of likely prescribing behavior for any otherwise comparable product that takes effect rapidly even if not specifically within 30 minutes.

We believe that the market opportunity for our lead product candidate, ANEB-001, will continue to expand and accelerate if additional states pass laws to legalize recreational cannabis use. In Colorado, one of the first states to legalize recreational marijuana, the Colorado Department of Health and Environment reported that by 2018 marijuana use by adults one or more times during the past 30 days roughly doubled in the years following the state’s legalization of cannabis. On April 1, 2022, the U.S. House of Representatives, for the second time, voted in favor of a bill to decriminalize marijuana at the federal level by removing cannabis from the list of controlled substances under the Controlled Substances Act. Although it is currently uncertain whether this bill will be subsequently approved by the U.S. Senate and signed into law by the President, in the event the use of cannabis is legalized in the United States at the federal level, we believe that the greater anticipated number of users will significantly increase the potential need for our lead candidate.

We believe that intoxication due to synthetic cannabinoids is an area with particularly high unmet medical need. Synthetics are among the fastest growing class of psychoactive drugs worldwide and can be as much as 85 times as potent as THC. This likely reflects the structural promiscuity of the CB1 receptor. In addition, the negative effects of an intoxication from synthetics can be longer lasting and more severe when compared with THC. These negative effects could include seizures and other dangerous outcomes. Compared with natural cannabis products, synthetics have lower shipping weights and can more readily evade traditional drug screening methods.

Our Growth Strategy

Our goal is to create a therapeutic to treat the underlying cause of ACI. As noted above, there are currently no FDA approved medical treatments on the market to specifically alleviate the negative neuropsychological effects of ACI. The absence and growing unmet need for such a treatment gives us the unique opportunity to create a novel solution and become a leader in the cannabinoid treatment space. To achieve our goal, our strategy will be guided by the following principles:

●	Develop and commercialize our ANEB-001 antagonist in the United States. We commenced our Phase 2 proof-of-concept study in December 2021 and announced positive data from Part A of the study in July 2022. We believe the data from this study may facilitate discussions of a regulatory path for ANEB-001 in the United States.

●	Explore strategic collaborations to commercialize ANEB-001. Our plan is to widely commercialize ANEB-001, if approved. To accomplish this objective, we may partner with companies that possess a direct sales force and sales representatives.

●	Strive for capital efficiency in developing ANEB-001. We aim to be capital efficient in our development of ANEB-001 by outsourcing our clinical research and data management. We anticipate this will lower our clinical development costs and improve our ability to efficiently commercialize ANEB-001 if it is approved by the FDA.

●	Introduce promising product candidate extensions. We are in the initial stages of developing a non-oral formulation of ANEB-001 with the same API.

●	Develop future product candidates to treat substance-related addiction. We intend to leverage our expertise in the endocannabinoid system to develop additional product candidates for the treatment of substance addiction. CB1 antagonists have been shown to be promising in treating substance-related addiction. We believe that there is a large and growing unmet medical need for new treatment options because of the opioid epidemic.

Our Clinical Trials and Milestones

We are developing ANEB-001 as an acute treatment to quickly and effectively combat the symptoms of ACI. ANEB-001 was originally under development by Vernalis as a potential chronic treatment for obesity and other metabolic indications.

Preclinical Data

The preclinical characterization of ANEB-001 was performed at Vernalis’ internal laboratory in the United Kingdom between 2003 and 2006. The compound was tested as a displacer in established radioligand binding assays for the CB1 receptor. ANEB-001 displaced the antagonist radioligand, [3H]-SR141716A from the human CB1 receptor with high affinity (0.55 nM) and was shown to be a competitive antagonist in cAMP assays. In vitro testing as a displacer in 90 binding assays and 19 enzyme and functional assays, showed that ANEB-001 had >1000x selectivity with the human CB1 receptor over all other tested receptors. Further, Vernalis demonstrated that oral administration of ANEB-001 reduced hypolocomotion in mice after 30 minutes, effectively reversing the action of THC. C57 mice administered THC 3 mg/kg in 10 minutes pre-test exhibited reduced locomotor activity when placed in automated locomotor activity cages for 15 minutes. Providing it orally at a dose of 30 mg/kg 30 minutes pre-test significantly reversed the action of THC on the total activity time parameter (p<0.01 by one way ANOVA and Newman Keuls test, n=7 per group).

Historical Clinical Studies

In 2006 and 2007, two Phase 1 studies for the treatment of obesity were conducted by Vernalis for ANEB-001.

First Phase 1 trial

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

Pharmacokinetic measurements in Part A of the Phase 1 study demonstrated that ANEB-001 was rapidly absorbed by the body following oral administration and achieved blood concentrations anticipated to be sufficient to block the CB1 cannabinoid receptor.

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

Second Phase 1 trial

The second Phase 1 study conducted by Vernalis (V24343-1Ob-02) compared the pharmacokinetics of a single oral dose (1 to 200 mg) of ANEB-001 between fed and fasted states in eight subjects that were lean and in eight subjects that were overweight. There were no apparent differences in the tolerability of ANEB-001 between the subjects that were in fed and fasted states or between subjects that were lean and overweight. Total AUC (or area under the curve) was approximately 30% higher in subjects in the fed state compared to the subjects in the fasted state, with similar systemic exposure for the lean and overweight subjects.

The results of the historical Phase 1 studies demonstrate that ANEB-001 was well tolerated among healthy and obese subjects. There were no serious adverse events. The most commonly reported adverse event was gastrointestinal discomfort, which also occurred in subjects that were administered placebos. Based on the promising results of the historical Phase 1 studies, we believe ANEB-001 may offer the following clinical and product benefits:

●	Oral bioavailability. ANEB-001 will be available as an oral treatment in the form of a pill, capsule or tablet.

●	Rapid absorption. We believe ANEB-001 has the potential to rapidly reverse the signs and symptoms of ACI in as little as 1 hour.

●	Low likelihood of drug-to-drug interactions. Preclinical testing demonstrated that ANEB-001 did not inhibit the metabolic enzymes cytochromes 1A2, 2C9, 2C19, 2D6 and 3A4 at pharmacologically relevant concentrations.

●	Rapid onset of action. This orally administered treatment has been shown in clinical study to have CB1 antagonist effects in as little as 1 hour.

●	Potential First-in-Class Treatment. We are currently not aware of any competing products that are further along in the development process than ANEB-001 to specifically reverse the symptoms of ACI.

●	No serious adverse events. A single dose of the drug is unlikely to produce adverse events associated with chronic dosing. The most commonly reported adverse effect in the previous Phase 1 studies was gastrointestinal discomfort, which also occurred in subjects who were administered a placebo.

Anebulo Clinical Studies

Phase 2 THC Challenge Study in Healthy Volunteers

We commenced a Phase 2 clinical proof-of-concept study in December 2021 at the Center for Human Drug Research (“CHDR”) in the Netherlands to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single dose of ANEB-001 in treating healthy subjects challenged with delta-9-tetrahydrocannabinol, better known as THC, the primary psychoactive constituent of cannabis. Part A of the study was a randomized, double-blind, placebo-controlled trial in 60 healthy adult occasional cannabis users randomized to three treatment arms of 20 subjects per arm. All subjects were challenged with a single oral dose of 10.5 mg THC and then treated with single oral doses of 50 mg ANEB-001, 100 mg ANEB-001, or placebo. Subjects were monitored for 24 hours to assess safety, tolerability, and pharmacokinetics, and repeatedly tested to determine potential effects on endpoints related to ACI symptoms. The tests also included a series of validated measures of subjective CNS symptoms using visual analog scale (“VAS”) assessments, as well as objective measures of intoxication. We completed Part A of the Phase 2 study in June 2022 and announced the data in a press release on July 5, 2022.

Subjects challenged with THC and treated with placebo showed substantial CNS effects including feeling high, decreased alertness, increased body sway, and increased heart rate. Compared to placebo, treatment of subjects with ANEB-001 led to a significant, robust, and sustained reduction in the VAS feeling high score (p < 0.0001 at both dose levels) and improvement in the VAS alertness scale (p < 0.01). In addition, the proportion of subjects reporting feeling high on the VAS was significantly reduced by ANEB-001 (p < 0.001). Although THC-induced effects on body sway and heart rate in this study were small, there was also a trend towards statistical improvement of these parameters with ANEB-001 treatment compared to placebo. The 50 mg and 100 mg doses had similar results, suggesting that lower doses should be explored.

These data demonstrated a highly statistically significant reduction in key symptoms of ACI, with only 10% of subjects in the 50 mg ANEB-001 group and 30% in the 100 mg group reporting feeling high compared to 75% of subjects in the placebo group (p < 0.001). ANEB-001 was well tolerated in these healthy volunteers. Preliminary safety information showed all adverse events were mild and transient, except in the case of one subject in the 50 mg ANEB-001 group who experienced moderate nausea and vomiting. Pharmacokinetic data are pending and additional analyses of Part A data, including pharmacokinetic/pharmacodynamic (PK/PD) correlations, are planned.

Based on the encouraging data from Part A, we plan to initiate Part B of the study at CHDR by the end of third quarter 2022 to evaluate lower doses of ANEB-001. We are currently collaborating with the Model-Informed Drug Development (“MIDD”) group at the FDA to develop a PK/PD model that will potentially allow prediction of optimal doses for treatment of ACI subjects. Preparations are ongoing for an observational study in ACI subjects in the emergency department setting to further support the PK/PD model and ANEB-001 development. Submission of an Investigational New Drug application (“IND”) for ANEB-001 to initiate U.S. trials is anticipated by the end of 2022.

We believe the ongoing Phase 2 study will lay the foundation for us to engage with the FDA and/or comparable foreign regulatory authorities and conduct more extensive clinical trials with the goal of generating additional clinical data that will ultimately enable us to file a marketing application with the FDA.

Contract Research Organizations

We have engaged contract research organizations (“CROs”) to assist us with conducting clinical trials and to provide us with consulting and development services in the various phases of the drug development process. We currently have a consultancy agreement with Traxeus Pharma Services Limited (“Traxeus”), which we entered into on July 15, 2020 (the “Consultancy Agreement”). Pursuant to the Consultancy Agreement, Traxeus provides certain pharmaceutical development services and deliverables to us in relation to the retest of an existing batch of drug substance. These services include the manufacturing and testing of a demonstration batch of the drug substance and the completion of formulation and process development for the drug product. Under the Consultancy Agreement, Traxeus is permitted to provide services to third parties that are not directly competitive to us and we are permitted to engage other CROs. The Consultancy Agreement can be terminated immediately by either party if a material breach is committed and not remedied within 60 days or a party is unable to carry on business, becomes insolvent or is subject to similar processes in any jurisdiction. In addition, we may terminate any statement of work arising under the Consultancy Agreement by providing Traxeus at least 30 days’ written notice. We plan to continue to engage CROs like Traxeus and other pharmaceutical services providers to assist us with clinical trials, the development of our lead product candidate ANEB-001.

Vernalis License Agreement

On May 26, 2020, we entered into an exclusive license agreement (the “License Agreement”) with Vernalis Development Limited, formerly Vernalis (R&D) Limited (“Vernalis”). Pursuant to the License Agreement, Vernalis granted us an exclusive worldwide royalty-bearing license to develop and commercialize a compound that we refer to as ANEB-001, as well as access to and a right of reference with respect to any regulatory materials under its control. The License Agreement allows us to sublicense the rights thereunder to any person with similar or greater financial resources and expertise without Vernalis’ prior consent, provided the proposed sublicensee is not developing or commercializing a product that contains a CB1 antagonist or is for the same indication covered by the trials or market authorization for ANEB-001. In exchange for the exclusive license, we agreed to pay Vernalis a non-refundable signature fee of $150,000, total potential developmental milestone payments of up to $29,900,000, total potential sales milestone payments of up to $35,000,000, and low to mid-single digit royalties on net sales.

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

Competition

The clinical biotechnology industry is a competitive industry characterized by technological innovation and growth. Our competitors include other biotechnology and pharmaceutical companies, academic institutions, and public and private research institutions. These entities engage in efforts to research, discover and develop new medicines and treatments for substance use. These entities also seek patent protection and licensing revenues for their research results and may compete with us in recruiting skilled talent. Some of these entities are larger and better funded than us. Our management can make no assurances that we can effectively compete with these competitors. Potential current competitors include Aelis Farma, which is developing a medication based on a pregnenolone derivative to treat cannabis use disorders, and Opiant Pharmaceuticals, Inc., which is developing a drinabant injection to treat acute cannabis overdose.

Research and Development

We are making, and expect to continue to make, substantial expenditures to fund proprietary research and development of our ANEB-001 product candidate and to support preclinical testing and clinical trials necessary for regulatory filings. Our research and development team, including a third-party CRO, is continually undertaking efforts to advance research and development goals. During the years ended June 30, 2022 and June 30, 2021, we incurred research and development expenses of approximately $2,962,000 and $2,270,000, respectively.

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

As a therapeutic product for human use, ANEB-001 will be subject to regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act (“FDCA”) and similar regulatory requirements in other countries. Regulatory requirements include, among other things, rigorous preclinical and clinical testing. The processes obtaining regulatory approval, commercializing our product and maintaining compliance with applicable statutes and regulations require the substantial expenditure of time and financial resources and play a significant role in our research and development, production, and marketing activities. Failure to comply with these regulatory processes and other requirements could delay our ability to receive regulatory approvals, adversely affect the commercialization of our product, and hinder our ability to receive royalties or revenues.

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. Failure to comply with such regulations during and after the product development and approval process could result in administrative or judicial sanctions. Such sanctions include the FDA’s refusal to approve pending applications, withdrawal of an approval, placement a clinical hold, untitled or warning letters, product recalls, seizure of products, partial or complete suspension of production or distribution, injunctions, fines, refusal of government contracts, restitution, disgorgement, civil penalties and criminal penalties. The FDA generally requires the following before a drug can be marketed in the United States:

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

●	Submission of an IND, which must become effective before the commencement of human clinical studies;

●	Approval by an independent institutional review board (“IRB”), at each clinical site before the initiation of each trial;

●	Performance of adequate and well-controlled human clinical studies according to Good Clinical Practice (“GCP”) regulations, to establish the safety and efficacy of the proposed drug for its intended use;

●	Preparation and submission of a New Drug Application (“NDA”);

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product, or its components, are produced to ensure compliance with current Good Manufacturing Practice (“CGMP”) regulations and to ensure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity; and

●	FDA review and approval of the NDA.

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

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. In Phase 1, the product is initially introduced to a limited number of healthy human subjects or patients and may be tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of certain products intended to treat severe or life-threatening diseases, particularly when the product is suspected or known to be unavoidably toxic, initial human testing may be conducted in patients.

●	Phase 2. Phase 2 involves clinical studies in a limited patient population to identify potential adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific diseases and to determine dosage tolerance, optimal dosage and schedule.

●	Phase 3. In Phase 3, clinical studies are conducted on a larger patient population located in geographically dispersed clinical sites to further evaluate the dosage, clinical efficacy and safety of the product. Phase 3 clinical studies are intended to determine the overall risks and benefits of the product and provide an adequate basis for product labeling.

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

The FDA reviews all NDAs submitted to ensure they are sufficiently complete for substantive review before it accepts them for filing. Rather than accept an application for filing, the FDA may request additional information. In such a case, an applicant must re-submit the application along with the additional information, which remains subject to further FDA review. Once an application is accepted for filing, the FDA performs an in-depth substantive review to determine whether the product is safe and effective for its intended use.

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

Prior FDA approval is often required for changes to the manufacturing process to be implemented. FDA regulations require investigation and correction of departures from CGMP requirements. The FDA may also impose reporting and documentation obligations upon the sponsor and any third-party manufacturers used by the sponsor. As a result, to remain compliant with CGMP regulations, manufacturers must continue to commit time, effort and financial resources to production and quality control.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States, commercial sales of pharmaceutical products subject to regulatory approval could be conditioned on whether third-party payors (such as government authorities, managed care providers, private health insurers and other organizations) are able to provide coverage and reimbursement in connection with the products.

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

Protection of Intellectual Property

We strive to protect our intellectual property in a variety of ways to promote the development of our product candidate and business. Our strategy to safeguard this intellectual property includes the following:

● Patents and patent applications. We are in the process of obtaining method of use patents intended to cover our ANEB-001 product candidate, which are important to the development of our business. We have filed or intend to file patent applications related to aspects of ANEB-001, our product candidate. We have obtained one issued patent, U.S. Patent No. 11,141,404, titled “Formulations And Methods For Treating Acute Cannabinoid Overdose.” We intend to pursue foreign jurisdictions for our patent applications at the relevant time. The patents are expected to expire in 2040.

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

Employees and Human Capital Resources

As of June 30, 2022, we had four full-time employees, none of whom were covered by collective bargaining agreements. In addition, we have a number of outside consultants who are not on our payroll, who are involved directly in scientific research and development activities. We believe that we maintain strong relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

We have not generated any revenue. As of June 30, 2022, we have an accumulated deficit of $45,469,703, which includes a fair value adjustment for Milestone Warrants of $26,626,710. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

The future success of our business cannot be determined at this time, and we do not anticipate generating revenue from product sales in the near term. In addition, we have no experience in obtaining regulatory approval for and commercializing drug products on our own and face a number of challenges with respect to development and commercialization efforts, including, among other challenges:

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

If we are unable to meet any one or more of these challenges successfully, our ability to effectively obtain regulatory approval for and commercialize our products could be limited, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash at June 30, 2022, will enable us to fund our current and planned operating expenses and capital expenditures into the fourth quarter of calendar year 2023. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

We currently do not have any arrangements or credit facilities as a source of funds, and we make no assurance that we will be able to raise sufficient additional capital in the future if needed on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our current or future product candidates and other business. This may materially adversely affect our operations and financial condition as well as our ability to achieve business objectives and maintain competitiveness.

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

If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our current or future products or revenue streams or to grant licenses on terms that are not favorable to us.

Any additional capital raising efforts may divert the attention of our management from day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Our current and future operations substantially depend on our Founder and Chief Executive Officer and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.

Our business depends and will continue to depend in substantial part on the continued service of Joseph F. Lawler, M.D., Ph.D., our founder and a director, and Simon Allen, our Chief Executive Officer and a director. The loss of the services of Dr. Lawler or Mr. Allen would significantly impede implementation and execution of our business strategy and may result in the failure to reach our goals. Further, the loss of either Dr. Lawler or Mr. Allen would be negatively perceived in the capital markets. We do not have “key-man” life insurance for our benefit on the lives of either Dr. Lawler or Mr. Allen.

Our future viability and ability to achieve sales and profits will also depend on our ability to attract, train, retain and motivate highly qualified personnel in the diverse areas required for continuing operations. There is a risk that we will be unable to attract, train, retain or motivate qualified personnel, both near term or in the future, and the failure to do so may severely damage our prospects.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to ANEB-001, our product candidate. On October 12, 2021, the United States Patent and Trademark Office issued to us U.S. Patent No. 11,141,404, titled “Formulations and Methods for Treating Acute Cannabinoid Overdose.” The issued patent describes the use of our investigational drug ANEB-001 to treat ACI, and is expected to provide patent protection through 2040. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to aspects of our product candidate that are important to our business and maintaining and protecting our existing patents. Given that the development of our product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our product candidates is also at an early stage. For example, we have filed or intend to file additional patent applications related to aspects of ANEB-001, our product candidate; however, there can be no assurance that any such patent applications will issue as granted patents around the world. The requirements for patentability differ in certain countries, and certain countries have heightened requirements for patentability. Further, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidate, and provisional patent applications are not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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

Even if we obtain additional issued or granted patents with respect to our product candidates, we cannot be certain that such patents or any of our existing patents will not later be found to be invalid and/or unenforceable.

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

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our current and future patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued, and even if issued, the patents may not meaningfully protect our current or future product candidates, effectively prevent competitors and third parties from commercializing competitive products or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative products in a non-infringing manner.

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

We cannot be certain that our current and future patent rights will be effective in protecting ANEB-001 and related technologies. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

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

Filing, prosecuting and defending patent rights on important aspects of ANEB-001 in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may develop their own products and may also export infringing products to territories where we may have patent protection, but enforcement is not as strong as that in the United States. These products may compete with ANEB-001, and our patent or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Patent protection is important in the development and eventual commercialization of our product candidate. Patents covering our product candidate normally provide market exclusivity, which is important in order for our product candidate to become profitable. We obtained one patent in October 2021, which is expected to provide patent protection through 2040. Even if we are successful in obtaining further patents, patents have a limited lifespan. In the United States, the natural expiration of a utility patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection, we may be open to competition from generic versions of such compositions, methods and devices. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar to ours.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

Delays in the completion of, or the termination of, a clinical trial for ANEB-001, our lead drug candidate, could adversely affect our business.

Clinical trials are very expensive, time-consuming, unpredictable and difficult to design and implement. The results of clinical trials may be unfavorable, they may continue for several years, and they may take significantly longer to complete and involve significantly more costs than expected. Delays in the commencement or completion of clinical testing could significantly affect product development costs and plans with respect to our drug candidate. The commencement and completion of clinical trials can be delayed and experience difficulties for a number of reasons, including delays and difficulties caused by circumstances over which we may have no control. For instance, approvals of the scope, design or trial site may not be obtained from the FDA and other required bodies in a timely manner or at all, agreements with acceptable terms may not be reached in a timely manner or at all with CROs to conduct the trials, a sufficient number of subjects may not be recruited and enrolled in the trials, and third-party manufacturers of the materials for use in the trials may encounter delays and problems in the manufacturing process, including failure to produce materials in sufficient quantities or of an acceptable quality to complete the trials. Clinical trial delays could shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We are relying on clinical trials performed by our licensor Vernalis, a third party, for a different indication, and the FDA or a foreign equivalent regulator may disagree with our ability to reference clinical data from third-party trials.

As described in “Business—Our Clinical Trials and Milestones,” as part of the preclinical characterization of ANEB-001, Vernalis demonstrated that oral administration of ANEB-001 reduced hypolocomotion in mice after 30 minutes, effectively reversing the actions of THC. In 2006 and 2007, two Phase 1 studies for the treatment of obesity were conducted by Vernalis for ANEB-001. The Vernalis clinical trials were not conducted or overseen by us. Nonetheless, we are relying on these studies performed by a third party for a different indication. The FDA or a foreign equivalent regulator may disagree with our ability to reference the clinical data generated by the third-party trials. Should this occur, we are likely to experience delays in our ability to receive regulatory approval and commercialize our product candidate.

If we are not able to obtain any required regulatory approvals for ANEB-001, we will not be able to commercialize our lead drug candidate and our ability to generate revenue will be limited.

Our drug candidate is a treatment in development for ACI. We must successfully complete clinical trials for our drug candidate before we can apply for marketing approval. Even if we complete our clinical trials, it does not assure marketing approval. Our clinical trials may be unsuccessful, which would materially harm our business. Even if our initial clinical trials are successful, we are required to conduct additional clinical trials to establish our drug candidate’s safety and efficacy, before an NDA , or its foreign equivalents can be filed with the FDA or comparable foreign regulatory authorities for marketing approval of our drug candidate.

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

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of toxicology studies may not support the filing of an IND for our drug candidate or the FDA may require additional toxicology studies;
●	the FDA or comparable foreign regulatory authorities or IRB may disagree with the design or implementation of our clinical trials;
●	it may be difficult to run clinical trials involving the administration of THC to subjects because THC is a controlled substance and is illegal in certain jurisdictions;
●	we may not be able to provide acceptable evidence of our drug candidate’s safety and efficacy;
●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA or other regulatory agencies for marketing approval;
●	the dosing of our drug candidate in a particular clinical trial may not be at an optimal level;
●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidate;
●	the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Failure to obtain regulatory approval for our drug candidate for the foregoing, or any other reasons, will prevent us from commercializing our drug candidate, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of our ongoing and future clinical trials or that such trials will be successful. The FDA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or preclinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of our drug candidate.

We have not submitted an NDA or received regulatory approval to market our drug candidate in any jurisdiction. We have no experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party CROs, with expertise in this area to assist us in this process. Securing regulatory approvals to market a product requires the submission of preclinical, clinical, and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the appropriate regulatory authorities for each therapeutic indication to establish a drug candidate’s safety and efficacy for each indication. Our drug candidate may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

Interim, topline and preliminary data from our preclinical studies or clinical trials may change as more data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies or clinical trials, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the approvability or commercialization of the particular drug candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to be material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug candidate or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our drug candidates, our business, operating results, prospects or financial condition may be harmed.

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

Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

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

Third-party payors may limit coverage to specific drugs on an approved list, or formulary, which could omit some FDA-approved drugs for a particular indication. Third-party payors may also place drugs at certain formulary levels that result in a lower reimbursement and higher cost-sharing obligation for patients. A third-party payor’s decision to provide coverage for a product may not necessarily imply approval of an adequate reimbursement rate. In addition, the unavailability of third-party reimbursement may affect our ability to maintain price levels sufficient to realize an appropriate return on our investment in product development. Coverage by one third-party payor may not necessarily indicate or imply coverage or reimbursement by other third-party payors. Also, the level or scope of coverage and reimbursement may vary significantly among third-party payors. Further, commercial third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement rates. In addition to scrutinizing the safety and efficacy of medical products and services, third-party payors have increasingly begun to examine and challenge the price, cost-effectiveness and necessity of certain products and services. Thus, to obtain and maintain coverage and reimbursement for any products approved for sale, the conducting of expensive pharmacoeconomic studies may be required to demonstrate the medical necessity and cost-effectiveness of such products. There is a chance that third-party payors may not consider our product medically necessary or cost-effective. If third-party payors make such a determination, they may not cover the product after approval as a benefit under their plans. If third-party payors do cover the product, the returns from sales of our product may not sufficiently yield a profit. Our inability to promptly obtain coverage, and adequate reimbursement for new therapeutics we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.

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

Current legislation may increase the difficulty and cost for us to commercialize ANEB-001 and affect the prices we may obtain and our current and future relationships with healthcare professionals, clinical investigators, consultants, patient organizations, customers, CROs and third-party payors.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which the Company obtains marketing approval. The Company’s current and future arrangements with healthcare professionals, including HCPs, clinical investigators, CROs, third-party payors and customers may expose it to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which the Company markets, sells and distributes its products for which it obtains marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Moreover, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
●	the federal civil and criminal false claims, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require biotechnology companies to report information on the pricing of certain drug products, state and local laws that require the registration of pharmaceutical sales representatives;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
●	analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of personal data (including personal health information) in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.

Efforts to ensure that the Company’s current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. If the Company’s operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of the Company’s operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if the Company is successful in defending against any such actions that may be brought against it, its business may be impaired.

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

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

●	the FDA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical study on hold;
●	subjects for clinical testing failing to enroll or remain in our trials at the rate we expect;
●	a facility manufacturing our drug candidate being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of CGMP requirements or other applicable requirements, or contamination of our drug candidate in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	subjects choosing an alternative treatment for the indications for which we are developing our drug candidate, or participating in competing clinical studies;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;
●	third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, CGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;
●	inspections of clinical study sites by the FDA, comparable foreign regulatory authorities, or IRB’s finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications with the FDA;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications with the FDA;
●	one or more IRB’s refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	deviations of the clinical sites from trial protocols or dropping out of a trial;
●	adding new clinical trial sites;
●	the inability of the CROs to execute any clinical trials for any reason; and
●	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

Product development costs for our drug candidate will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of our drug candidate, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of our drug candidate. In addition, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our drug candidate could be significantly reduced.

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

We may be exposed to product liability risks, and clinical and preclinical liability risks, which could place a substantial financial burden upon us should we be sued.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. We cannot be sure that claims will not be asserted against us. We cannot give assurances that we will be able to continue to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against potential liabilities. A successful liability claim or series of claims brought against us, and any claims or losses in excess of any product liability insurance coverage that we may obtain, could have a material adverse effect on our business, financial condition and results of operations.

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

To date, no serious adverse events have been attributed to ANEB-001. However, development of ANEB-001 for weight loss was discontinued by Vernalis after a different CB1 antagonist showed significant side effects after prolonged administration (months or more). While we current expect ANEB-001 to be limited to a single dose to treat ACI, there may be unforeseen side effects from ANEB-001 for the treatment of ACI or other indications we may explore. The results of our current or future clinical trials may show that our product candidate causes undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings. If our product candidate receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by the use of our product:

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

We currently have no marketing and sales organization and we have no direct experience marketing pharmaceutical products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after approval, we may not be able to generate product revenues.

We do not have a sales organization for the marketing, sales and distribution of any pharmaceutical products. In order to commercialize ANEB-001, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products, if approved. The establishment and development of a direct sales force will be expensive and time-consuming and could delay our product launch, and we cannot be certain that we would be able to successfully develop this capability. As a result, we may seek one or more partners to handle some or all of the sales, marketing and distribution of our products once approved. There also may be certain markets within the United States and elsewhere for our product candidates that receive approval for which we may seek a co-promotion arrangement. However, we may not be able to enter into arrangements with third parties to sell any of our products that may be approved on favorable terms, or at all. In the event, we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we will not be able to commercialize our current or future product candidates following approval, which will negatively impact our ability to generate product revenues. Furthermore, whether we commercialize our product candidates following approval on our own or rely on a third party, our ability to generate revenue would be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize any product candidate that may be approved in the future, we would likely receive less revenues than if we commercialized such product candidates ourselves.

New drugs, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our technologies and product candidates non-competitive or obsolete. For example, Aelis Farma, which is developing a medication based on a pregnanolone derivative to treat cannabis use disorders, and Opiant Pharmaceuticals, Inc., which is developing a drinabant injection to treat acute cannabis overdose, could obtain regulatory approval before we are able to obtain regulatory approval for ANEB-001, which could materially harm our business prospects. We also may be unable to keep pace with technological developments and other market factors. Technological competition from medical device, pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us.

Risks Related to our Reliance on Third Parties

We depend on third parties in connection with our preclinical testing and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing ANEB-001 or future product candidates.

We engage third parties to perform various aspects of our preclinical testing and clinical trials. We have entered into agreements with third parties, including Traxeus, Aptuit (Verona) SRL, Sterling Pharma Solutions, and Centre for Human Drug Research, which provide certain pharmaceutical research and development services to us. We depend on these third parties to perform these activities on a timely basis in accordance with the protocol, good laboratory practices, good clinical practices and other regulatory requirements. Our reliance on these third parties for preclinical and clinical development activities reduces our control over these activities. Accordingly, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, our preclinical testing and clinical trials may be extended, delayed, terminated or our data may be rejected by the FDA. If there are delays in testing or obtaining regulatory approvals as a result of a third party’s failure to perform, our drug discovery and development costs will likely increase, and we may not be able to obtain regulatory approval for or successfully commercialize our current or future product candidates.

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

The facilities used by our contract manufacturers to manufacture our drug candidate must be approved by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with CGMP regulations for the manufacture of both active drug substances and finished drug products. These CGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our drug candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidate or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidate, if approved.

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

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished products or should cease doing business with us, we could experience significant interruptions in the supply of our drug candidate or may not be able to create a supply of our drug candidate at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of our drug candidate might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply our drug candidate at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of our drug candidate if we decided to transfer the manufacturing of our drug candidate to one or more alternative manufacturers in an effort to deal with the difficulties.

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

Our reliance on collaborations with third parties to develop and commercialize ANEB-001 is subject to inherent risks and may result in delays in product development and lost or reduced revenues, restricting our ability to commercialize ANEB-001 and adversely affecting our profitability.

Our ability to develop, obtain regulatory approval of, manufacture and commercialize ANEB-001 depends upon our ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others. We also engage, and intend in the future to continue to engage, contract manufacturers and clinical trial investigators.

In addition, although not a primary component of our current strategy, the identification of new compounds or product candidates for development may require us to enter into license or other collaborative agreements with others, including other pharmaceutical companies and research institutions. Such collaborative agreements for the acquisition of new compounds or product candidates would typically require us to pay license fees, make milestone payments and/or pay royalties. Furthermore, these agreements may result in our revenues being lower than if we developed such product candidates and in our loss of control over the development of such product candidates.

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, we may be unable to maintain our relationship with Vernalis on a commercially reasonable basis, if at all. If we are unable to retain Vernalis as a licensor on commercially acceptable terms, we may not be able to commercialize ANEB-001 and we may experience delays in or suspension of the marketing of ANEB-001. The same could apply to other product candidates we may develop or acquire in the future. Our dependence upon third parties to assist with the development and commercialization of our product candidates may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such product candidates on a timely and competitive basis.

If our current or future licensees exercise termination rights they may have, or if these license agreements terminate because of delays in obtaining regulatory approvals, or for other reasons, and we are not able to establish replacement or additional research and development collaborations or licensing arrangements, we may not be able to develop and/or commercialize our product candidates. Moreover, any future collaborations or license arrangements we may enter into may not be on terms favorable to us.

A further risk we face with the collaborations is that business combinations and changes in the collaborator or their business strategy may adversely affect their willingness or ability to complete their obligations to us. Our current or any future collaborations or license arrangements ultimately may not be successful. Our agreements with collaborators typically allow them discretion in electing whether to pursue various development, regulatory, commercialization and other activities. If any collaborator were to breach its agreement with us or otherwise fail to conduct collaborative activities in a timely or successful manner, the preclinical or clinical development or commercialization of the affected product candidate or research program would be delayed or terminated.

Other risks associated with our collaborative and contractual arrangements with others include the following:

●	we may not have day-to-day control over the activities of our contractors or collaborators;
●	our collaborators may fail to maintain, defend or enforce patents they own on compounds or technologies that are incorporated into the product candidates we develop with them;
●	third parties may not fulfill their regulatory or other obligations; and
●	we may not realize the contemplated or expected benefits from collaborative or other arrangements; and disagreements may arise regarding a breach of the arrangement, the interpretation of the agreement, ownership of proprietary rights, clinical results or regulatory approvals.

These factors could lead to delays in the development and/or commercialization of our current or future product candidates, or could result in us not being able to commercialize our product candidates, if approved. Further, disagreements with our contractors or collaborators could require or result in litigation or arbitration, which would be time-consuming and expensive. Our ultimate success may depend upon the success and performance on the part of these third parties. If we fail to maintain these relationships or establish new relationships as required, development and/or commercialization of our product candidates will be delayed or may never be realized.

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

On March 23, 2010, President Obama signed into law the ACA, which includes a number of healthcare reform provisions and requires most U.S. citizens to have health insurance. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with healthcare practitioners. The ACA also revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

There have been judicial, congressional, and executive branch efforts to repeal, modify or delay the implementation of the law. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. If the ACA is repealed or modified, or if implementation of certain aspects of the Health Care Reform Law are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal or modification in the implementation of the ACA on us at this time.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company’s product candidates, if approved, and accordingly, the financial operations.

In the coming years, additional changes could be made to governmental healthcare programs such as allowing the Medicare program to negotiate prices for certain drugs that could significantly impact the development and success of our future product candidates, and we could be adversely affected by current and future healthcare reforms.

Clinical trials for ANEB-001 have and may in the future be conducted outside the United States and not under an IND, and where this is the case, the FDA may not accept data from such trials.

Our ongoing clinical trial for ANEB-001 is being conducted in the Netherlands and we may conduct future clinical trials outside of the United States. Although the FDA may accept data from clinical trials conducted outside the United States and not under an IND in support of research or marketing applications for our product candidates, this is subject to certain conditions set out in 21 C.F.R. § 312.120. For example, such foreign clinical trials should be conducted in accordance with GCP, including review and approval by an independent ethics committee and obtaining the informed consent from subjects of the clinical trials. The FDA must also be able to validate the data from the study through an onsite inspection if the agency deems it necessary. The foreign clinical data should also be applicable to the U.S. population and U.S. medical practice. Other factors that may affect the acceptance of foreign clinical data include differences in clinical conditions, study populations or regulatory requirements between the U.S. and the foreign country. If the FDA does not accept such foreign clinical data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidate not receiving marketing approval.

Risks Related to Ownership of Our Common Stock

The trading price and volume of our common stock in the public markets has experienced, and may in the future experience, volatility due to a variety of factors, many of which are beyond our control.

Since our common stock started trading on The Nasdaq Capital Market, it has been relatively thinly traded and at times been subject to price volatility. From May 7, 2021 to September 1, 2022, the price of our common stock ranged from a low of $2.67 on June 17, 2022 to a high of $9.33 on May 21, 2021, with an average daily trading volume of 11,005 shares. The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

●	quarterly variations in our results of operations;
●	results of operations that vary from the expectations of securities analysts and investors;
●	results of operations that vary from those of our competitors;
●	changes in expectations as to our future financial performance, including financial estimates by securities analysts;
●	publication of research reports about us or the pharmaceutical industry;
●	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;
●	announcements by third parties of significant claims or proceedings against us;
●	changes affecting the availability of financing in the wholesale and consumer lending markets;
●	regulatory developments in the pharmaceutical industry;
●	significant future sales of our common stock, and additions or departures of key personnel;
●	the realization of any of the other risk factors presented in this Annual Report; and
●	general economic, market and currency factors and conditions unrelated to our performance.

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

Future sales, or the perception of future sales, of a substantial number of our shares of common stock could depress the trading price of our common stock.

If we or our stockholders, particularly our officers, directors and large stockholders, sell a significant percentage of our outstanding common stock in the public market or if the market perceives that these sales could occur, the market price of shares of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-linked securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As a result of their share ownership, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Our corporate documents and Delaware corporate law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions:

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to help defend against a takeover attempt;
●	provide that vacancies on our board of directors, including vacancies as a result of removal or enlargement of the board of directors, may be filled by directors then in office, even though less than a quorum;
●	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
●	specify that special meetings of our stockholders can be called only by our board of directors, chief executive officer, the chairman of our board of directors or the president;
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
●	include a forum selection clause, which means certain litigation can only be brought in Delaware; and
●	require supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws.

In addition, Delaware corporate law prohibits large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or consolidating with us except under certain circumstances. These provisions and other provisions under Delaware corporate law could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions our stockholders desire.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, and federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim against us or any director, officer or other employee arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants; provided that these provisions of our certificate of incorporation will not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

Our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, unless we consent in writing to the selection of an alternative forum. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers, or other employees or stockholders, which may discourage such lawsuits against us and our current or former directors, officers, and other employees or stockholders. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.

We do not expect to pay any dividends on our common stock.

We currently expect to retain all future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends to holders of our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our operating results, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, we must comply with the covenants in our credit agreements to be able to pay cash dividends, and our ability to pay dividends generally may be further limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

General Risk Factors

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and could have a material and adverse effect on our business, results of operations and financial condition.

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

Changes in accounting principles or guidance, or in their interpretations, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant negative effect on our reported results and retroactively affect previously reported results, which, in turn, could cause our stock price to decline.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

As a company with less than $1.07 billion in annual revenue, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);
●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);
●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;
●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and
●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act.

We have and intend to continue to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under Section 107 of the JOBS Act.

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter, or have annual revenue is less than $100.0 million during the most recently completed fiscal year and have a public float of less than $700 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising all of the proceeds we seek in this offering.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or volume of our stock.

The Covid-19 pandemic has negatively impacted and could materially adversely affect our business, financial condition and results of operations.

The Covid-19 pandemic continues to negatively impact worldwide economic and commercial activity and financial markets. Covid-19 has resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Covid-19 precautions have and may continue to directly or indirectly impact the timeline for our ongoing and planned clinical trials. For example, our Netherlands Trial was delayed due to Covid-19. We are continuing to assess the potential impact of the Covid-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system. While we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, if we or any of our business partners, clinical trial sites, distributors and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, if our development of ANEB-001 were to be delayed, it may have a material adverse effect on our business, results of operations and financial condition. In addition, the pandemic’s impact on the medical community and the global economy could have an adverse impact on future sales upon which we expect to derive royalties and milestones, which could lead to a decrease in our revenues, net income and assets. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants of Covid-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. The extent to which Covid-19 negatively impacts our business and operations will depend on how quickly and to what extent economic conditions improve and normal business and operating conditions resume. If the adverse effects of the Covid-19 pandemic continue for a prolonged period or result in sustained economic stress, higher inflation levels or recession, many of the other risks described in this “Risk Factors” section could be exacerbated, such as those relating to our reliance on a limited number of suppliers and our need to raise additional capital to fund our existing operations.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As a result of the Covid-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Inflation may adversely affect us by increasing our costs.

Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of clinical trials and research, the development of our product candidates, administration and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.

If our internal information technology systems or sensitive information, or those of our third-party CROs or other contractors or consultants, are or were compromised, we could experience adverse consequences from such compromise, including but not limited to, a material disruption of the development of our product candidates, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may process confidential, and sensitive information, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, “sensitive information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, the Covid-19 pandemic and our partially remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to conduct our business operations. For example, a security incident could result in a material disruption and delay of the development of our product candidates. In addition, the loss of pre-clinical study data or future clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third-party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We manage our business operations from our principal executive office in Lakeway, Texas, in 700 square feet of leased space under a sublease with JFL Capital Management LLC, a company controlled by Joseph F. Lawler, the founder and a director of our company. Our office lease is month-to-month, and currently we pay rent of approximately $1,300 per month. We believe our present office space is adequate for our current operations and for near-term planned expansion.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been publicly traded on the Nasdaq Capital Market under the symbol “ANEB” since May 7, 2021. Prior to that time, there was no public market for our common stock.

Holders of Record

As of September 1, 2022, there were approximately 8 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

None.

Use of Proceeds From Initial Public Offering

On May 11, 2021, we closed our IPO in which we issued and sold 3,078,224 shares of our common stock, including the additional shares pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price to the public of $7.00 per share, for aggregate gross proceeds of $21.5 million. All shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-254979), which was declared effective by the SEC on May 6, 2021. We received aggregate net proceeds from our IPO of approximately $19.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The Benchmark Company, LLC acted as the sole underwriter in our IPO. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

Through June 30, 2022, we have used approximately $5,200,000 of the net proceeds from the IPO for research and development expenses for ANEB-001, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 10, 2021.

Issuer Purchases of Equity Securities

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company developing novel solutions for people suffering from acute cannabinoid intoxication (“ACI”) and substance addiction. Our lead product candidate, ANEB-001, is intended to rapidly reverse the negative effects of ACI within 1 hour of administration. The signs and symptoms of ACI range from profound sedation to anxiety and panic to psychosis with hallucinations. There is no approved medical treatment currently available to specifically alleviate the symptoms of ACI. If approved by the FDA, we believe ANEB-001 has the potential to be the first FDA approved treatment of its kind on the market for reversing the effects of THC, the principal psychoactive constituent of cannabis. Clinical trials completed to date have shown that ANEB-001 is rapidly absorbed, well tolerated and when administered to obese subjects leads to weight loss, an effect that is consistent with central CB1 antagonism. We initiated a Phase 2 proof-of-concept clinical trial in the Netherlands in December 2021. We received initial topline data from Part A of the study on June 29, 2022 and announced the results in a press release on July 5, 2022.

ACI episodes have become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. The ingestion of large quantities of THC is a major cause of ACI. Excessive ingestion of THC via edible products such as candies and brownies, and intoxication from synthetic cannabinoids (also known as “synthetics,” “K2” or “spice”), are two leading causes of THC-related emergency room visits. Synthetic cannabinoids are analogous to fentanyl for opioids insofar as they are more potent at the cannabinoid receptor than their natural product congener THC. In recent years, hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. Before the legalization of cannabis, an estimated 450,000 patients visited hospital emergency rooms annually for cannabis-related conditions. In 2014, this number more than doubled to an estimated 1.1 million patients, according to data published in “Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States: 2006-2014,” Journal of Addiction Medicine (May/June 2019), which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on our own analysis of the most recent NEDS data, we believe that the number of hospitalizations grew to 1.74 million patients in 2018 and was growing at an approximately 15% compounded annual growth rate between 2012 and 2018. We believe the number of cannabis-related hospitalizations and other health problems associated with ACIs such as depression, anxiety and mental disorders will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of ACI.

In May 2020, we entered into a royalty-bearing license agreement with Vernalis Development Limited (“License Agreement”) to exploit its license compounds and licensed products to combat symptoms of ACI and substance addiction. We are currently developing our lead product candidate, ANEB-001 to quickly, and effectively, combat symptoms of ACI.

Our objective is to develop and commercialize new treatment options for patients suffering from ACI and substance addiction. Our lead product candidate is ANEB-001, a potent, small molecule cannabinoid receptor antagonist, to address the unmet medical need for a specific antidote for ACI. ANEB-001 is an orally bioavailable, rapidly absorbed treatment that we anticipate will reverse the symptoms of ACI, in most cases within 1 hour of administration. Our proprietary position in the treatment of ACI is protected by rights to two patent applications covering various methods of use of the compound and delivery systems. We initiated a Phase 2 proof-of-concept clinical trial in the Netherlands in December 2021. We received initial topline data from the study on June 29, 2022 and announced the results in a press release on July 5, 2022.

We were incorporated in Delaware on April 23, 2020, and commenced operations in May 2020. Our operations to date have consisted of organizing and acquiring the license rights to Vernalis’ licensed products, assembling an executive team, starting preparations for a Phase 2 proof-of-concept trial, including the synthesis of a new active pharmaceutical ingredient, the development and filing of a clinical trial protocol with regulatory agencies in Europe and raising capital. Prior to our initial public offering (“IPO”) discussed below, we funded our operations through a private placement of our series A convertible preferred stock and issuance of two promissory notes to a related party.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to ANEB-001. Our research and development expenses for the years ended June 30, 2022 and 2021 included research and development consulting expenses, clinical trials, and costs associated with development of our lead product candidate, ANEB-001.

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

General and Administrative Expenses

General and administrative expenses for the years ended June 30, 2022 and 2021 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Fair Value Adjustment for Milestone Warrants

The Milestone Warrants (as defined in Note 8 to our financial statements included in this Annual Report) were freestanding financial instruments that qualified as liabilities required to be recorded at fair value at the inception date and remeasured each reporting period until settlement or until the underlying shares were converted to shares of our common stock, with gains and losses arising from changes in fair value recognized in the statements of operations.

Results of Operations

Comparison of the Years Ended June 30, 2022 and 2021

The following table summarizes our results of operations:

	For the Years ended June 30,		Period to Period
	2022	2021	Change
Research and development	$2,961,538	$2,269,998	$691,540
General and administrative	3,869,636	1,343,755	2,525,881
Total operating expenses	6,831,174	3,613,753	3,217,421
Loss from operations	(6,831,174)	(3,613,753)	(3,217,421)
Other (income) expenses:
Interest income	(7,332)	(1,020)	(6,312)
Interest expense	-	11,767	(11,767)
Fair value adjustment for Milestone Warrants	-	26,626,710	(26,626,710)
Other	1,777	1,344	433
Total other (income) expenses, net	(5,555)	26,638,801	(26,644,356)
Net loss	$(6,825,619)	$(30,252,554)	$(23,426,935)

Research and Development Expenses

	For the Years ended June 30,		Period to Period
	2022	2021	Change
Pre-clinical and clinical studies	$1,535,930	$772,683	$763,247
Contract manufacturing	772,011	41,499	730,512
Compensation and related benefits	89,576	24,453	65,123
Stock-based compensation expense	26,604	12,598	14,006
Other research and development	537,417	1,418,765	(881,348)
Total research and development expenses	$2,961,538	$2,269,998	$691,540

The overall increase in research and development expenses was primarily attributable to an increase in activities related to pre-clinical and clinical studies, and direct third-party costs incurred under agreements with CROs for ANEB-001. The increase in pre-clinical and clinical studies was related to Phase 2 clinical studies for ANEB-001. The decrease in other research and development was due to a one-time license fee of $1,350,000 paid (in stock) to Vernalis during the year ended June 30, 2021. During the year ended June 30, 2022, we fully engaged with our CMOs to produce drug substance and drug product for our clinical trials, thus increasing our contract manufacturing expense.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the Years ended June 30,		Period to Period
	2022	2021	Change
Compensation and related benefits	$715,394	$164,359	$551,035
Professional and consultant fees	1,089,880	572,760	517,120
Stock-based compensation expense	454,057	187,349	266,708
Directors’ and officers’ insurance	1,269,918	218,848	1,051,070
Facilities, fees and other costs	340,387	200,439	139,948
Total general and administrative expenses	$3,869,636	$1,343,755	$2,525,881

The overall increase in general and administrative expenses was primarily attributable to an increase of the premium of our directors’ and officers’ insurance, and our compensation and related benefits (including stock compensation) for additional executives and finance employees to enable the Company to operate as a public company. In addition, there was an increase in professional and consultant fees, including legal and accounting fees, and facilities and other costs related to operating as a public company, because the Company was public for the full year ended June 30, 2022, but only for approximately two months during the year ended June 30, 2021.

Fair Value Adjustment for Milestone Warrants

As a result of changes in fair value, we recognized a charge of approximately $26,627,000 related to the Milestone Warrants for the year ended June 30, 2021. In connection with our IPO, the Milestone Warrants were exercised on a cashless basis. Accordingly, we did not have any fair value adjustments for the Milestone Warrants for the year ended June 30, 2022.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we sold 3,078,224 shares of our common stock, including the exercise by the underwriter of its option to purchase 78,224 additional shares of common stock, at a public offering price of $7.00 per share. We received net proceeds from our IPO of approximately $19,783,000, after deducting underwriter discounts and offering expenses paid by us. As of June 30, 2022, we had cash of approximately $14,548,000. We anticipate that additional capital will be needed to commence and complete a Phase 3 study of our drug candidate ANEB-001. As and if necessary, we will seek to raise these additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash Flows

The following table sets forth a summary of our cash flows:

	For the Years ended June 30,
	2022	2021
Net cash used in operating activities	$(5,437,174)	$(4,871,189)
Net cash provided by financing activities	-	21,831,854
Net (decrease) increase in cash	$(5,437,174)	$16,960,665

During the year ended June 30, 2022, we used cash in operating activities of $5,437,174 primarily resulting from our net loss of $6,825,619, partially offset by the non-cash related stock-based compensation of $480,661, and a change in operating assets and liabilities of approximately $908,000. During the year ended June 30, 2021, our operating activities used $4,871,189 in cash, which was less than the net loss of $30,252,554, primarily due to fair value adjustment for Milestone Warrants of $26,626,710, stock-based compensation of $199,947, and partially offset by a change in operating assets and liabilities of approximately $1,445,000. During the year ended June 30, 2021, cash provided by financing activities was $21,831,854. This was primarily due to proceeds received from the IPO of approximately $19,783,000 and issuance of Milestone Warrants of $2,250,000, partially offset by the repayment of the related party promissory notes of approximately $201,000.

Funding and Material Cash Requirements

We expect that our cash at June 30, 2022 will enable us to fund our current and planned operating expenses and capital expenditures into the fourth quarter of calendar year 2023. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our present and future funding and cash requirements will depend on many factors, including, among other things:

●	the progress, timing and completion of our ongoing and planned clinical trials and nonclinical studies;
●	our ability to receive, and the timing of receipt of, future regulatory approvals for our product candidates and the costs related thereto;
●	the scope, progress, results and costs of our ongoing and planned operations;
●	the costs associated with expanding our operations and building our sales and marketing capabilities;
●	our ability to establish strategic collaborations;
●	the cost and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the revenue, if any, received from commercial sales of our products, if approved; and
●	potential new product candidates we identify and attempt to develop.

Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes. If we raise additional capital by issuing equity securities and/or equity-linked securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities and/or equity-linked securities that provide rights, preferences and privileges senior to those of our common stock. Debt financing, if obtained, may involve agreements that include liens on our assets and covenants limiting or restricting our ability to take specific actions such as incurring additional debt. Debt financing could also be required to be repaid regardless of our operating results. If we raise funds through collaborations, license or development agreements, we may be required to relinquish some rights to our current or future products or revenue streams or grant licenses on terms that are not favorable to us. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our current or future product candidates and other business.

Contractual Obligations and Commitments

License Agreement with Vernalis Development Limited

On May 26, 2020, we entered into the License Agreement with Vernalis. Pursuant to the License Agreement, Vernalis granted us an exclusive worldwide royalty-bearing license to develop and commercialize a compound that we refer to as ANEB-001, as well as access to and a right of reference with respect to any regulatory materials under its control. The License Agreement allows us to sublicense the rights thereunder to any person with similar or greater financial resources and expertise without Vernalis’ prior consent, provided the proposed sublicensee is not developing or commercializing a product that contains a CB1 antagonist or is for the same indication covered by the trials or market authorization for ANEB-001. In exchange for the exclusive license, we agreed to pay Vernalis a non-refundable signature fee of $150,000, total potential developmental milestone payments of up to $29,900,000, total potential sales milestone payments of up to $35,000,000, and low to mid-single digit royalties on net sales. Subsequently, in May 2021 as part of the IPO, we issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments of $1,350,000.

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

In March 2022, we entered into a manufacturing agreement with a third-party CMO. The total cost for the manufacturing contract is approximately $1,923,000 and is expected to be incurred in calendar 2022.

In February 2021, we entered into an agreement with a third-party CRO to manage and conduct our Phase 2 clinical trial for ANEB-001 in the Netherlands, which was initiated in December 2021. We received initial topline data from Part A of the study on June 29, 2022 and announced the results in a press release on July 5, 2022. The total cost for the CRO agreement is approximately €2,235,144 or $2,346,901.

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

While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to our financial statements in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Stock-Based Compensation Expense

Our 2020 Stock Incentive Plan provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to our employees, officers, directors, advisors, and outside consultants for the purchase of up to 3,650,000 shares of our common stock. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period or at achievement of a performance requirement. The awards expire five to ten years from the date of grant.

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

JOBS Act Accounting Election

The Jumpstart Our Business Startups (“JOBS”) Act, enacted in April 2012, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have and intend to continue to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, for an emerging growth company under Section 107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under Section 107 of the JOBS Act. See “Risk Factors—General Risk Factors—We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, our cash consisted of checking and demand deposit accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the low interest rates on our interest-bearing operating accounts, an immediate 10% change in market interest rates would not have a material impact on our financial position or results of operations.

As of June 30, 2022, we had no borrowings outstanding.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors located in Europe and the United Kingdom. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the year ended June 30, 2022.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report under Item 15, Exhibits and Financial Statement Schedules and incorporated by reference herein.

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

Based on that evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission for emerging growth companies that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

At our 2021 Annual Meeting of Stockholders held on October 22, 2021, our stockholders, upon recommendation from our board of directors, approved an amendment to our 2020 Stock Incentive Plan to increase the number of shares of our common stock authorized for issuance under the 2020 Stock Incentive Plan by 2,000,000 shares, to a new total of 3,650,000 shares.

Item 9C. DISCLOSURE regarding FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the “Proposal 1. Election of Directors,” “Information Regarding our Board of Directors and Corporate Governance,” “Information About our Executive Officers” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT—DELINQUENT SECTION 16(A) REPORTS” headings in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included under the “Executive and Director Compensation” heading in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included under the “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EXECUTIVE AND DIRECTOR COMPENSATION—SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS” headings in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included under the “TRANSACTIONS WITH RELATED PERSONS AND INDEMNIFICATION,” “INFORMATION REGARDING OUR BOARD OF DIRECTORS AND CORPORATE GOVERNANCE—INDEPENDENCE OF THE BOARD OF DIRECTORS” and “INFORMATION REGARDING OUR BOARD OF DIRECTORS AND CORPORATE GOVERNANCE—INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS” headings in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal ACCOUNTANT Fees and Services

The information required by this Item 14 will be included under the “PROPOSAL 2. RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—PRINCIPAL ACCOUNTANT FEES AND SERVICES” heading in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits AND Financial Statement Schedules

1.	Financial Statements. For a list of the financial statements included herein, see “Index to the Financial Statements” on page F-1 of this Annual Report, incorporated into this Item by reference.
2.

Financial Statement Schedules. Financial statement schedules have been omitted because they are not required, not applicable or the required information is included in the financial statements or the notes thereto as required to be filed by Item 8 of this Annual Report.

3.	Exhibits. An index of the Exhibits is set forth below under the heading “Exhibits Required by Item 601 of Regulation S-K.”

Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc.
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc.
3.3	Amended and Restated By-laws of Anebulo Pharmaceuticals, Inc.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen Stock Certificate for Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.3	Investors’ Rights Agreement, dated June 18, 2020, between Anebulo Pharmaceuticals, Inc. and 22NW, LP (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.4	Description of Securities.
10.1#	License Agreement, dated May 26, 2020, between Vernalis (R&D) Limited and Anebulo Pharmaceuticals, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
10.2†	Anebulo Pharmaceuticals, Inc. 2020 Stock Incentive Plan, as amended, and Form of Award Agreement thereunder.
10.3†	Form of Indemnification Agreement between Anebulo Pharmaceuticals, Inc. and each of its directors (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
10.4	Consultancy Agreement, dated July 15, 2020, between Anebulo Pharmaceuticals, Inc. and Traxeus Pharma Services Limited (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
10.5†	Employment Agreement, dated February 1, 2022, between Simon Allen and Anebulo Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2022 and incorporated herein by reference)
10.6†	Employment Agreement, dated January 1, 2021, between Rex Merchant and Anebulo Pharmaceuticals, Inc.
10.7†	Employment Agreement, effective as of May 20, 2022, between Anebulo Pharmaceuticals, Inc. and Kenneth Cundy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2022 and incorporated herein by reference).
10.8	Sublease Agreement, dated August 15, 2020, as amended on August 1, 2022, between Anebulo Pharmaceuticals, Inc. and JFL Capital Management LLC.
10.9†	Non-Employee Director Compensation Policy.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page of this Form 10-K)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ANEBULO PHARMACEUTICALS, INC.

Date: September 9, 2022	By:	/s/ Simon Allen
Simon Allen
Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2022	By:	/s/ Rex Merchant
Rex Merchant
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Simon Allen and Rex Merchant, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Simon Allen	Chief Executive Officer and Director	September 9, 2022
Simon Allen	(Principal Executive Officer)

/s/ Joseph F. Lawler	Director and Chairman of the Board of Directors	September 9, 2022
Joseph F. Lawler

/s/ Rex Merchant	Chief Financial Officer	September 9, 2022
Rex Merchant	(Principal Financial and Accounting Officer)

/s/ Aron R. English	Director	September 9, 2022
Aron R. English

/s/ Jason Aryeh	Director	September 9, 2022
Jason Aryeh

/s/ Kenneth Lin	Director	September 9, 2022
Kenneth Lin

/s/ Areta Kupchyk	Director	September 9, 2022
Areta Kupchyk

/s/ Karah Parschauer	Director	September 9, 2022
Karah Parschauer

59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Anebulo Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anebulo Pharmaceuticals, Inc. (the “Company”) as of June 30, 2022 and 2021, and the related statements of operations, convertible preferred stock, common stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

EISNERAMPER LLP

Iselin, New Jersey

September 09, 2022

Anebulo Pharmaceuticals, Inc.

Balance Sheets

	June 30,
	2022	2021
Assets
Current assets:
Cash	$14,548,471	$19,985,645
Prepaid expenses	1,030,960	1,667,846
Total assets	$15,579,431	$21,653,491
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$380,828	$110,048
Accrued expenses	131,703	131,585
Total liabilities	512,531	241,633

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 and no shares authorized, and no shares issued or outstanding at June 30, 2022 and 2021	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 23,344,567 shares issued and outstanding at June 30, 2022 and 2021	23,345	23,345
Additional paid-in capital	60,513,258	60,032,597
Accumulated deficit	(45,469,703)	(38,644,084)
Total stockholders’ equity	15,066,900	21,411,858
Total liabilities and stockholders’ equity	$15,579,431	$21,653,491

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Operations

	For the Years Ended June 30,
	2022	2021
Research and development	$2,961,538	$2,269,998
General and administrative	3,869,636	1,343,755
Total operating expenses	6,831,174	3,613,753
Loss from operations	(6,831,174)	(3,613,753)
Other (income) expenses:
Interest income	(7,332)	(1,020)
Interest expense	-	11,767
Fair value adjustment for milestone warrants	-	26,626,710
Other	1,777	1,344
Total other (income) expenses, net	(5,555)	26,638,801
Net loss	$(6,825,619)	$(30,252,554)
Deemed dividends	-	(8,208,393)
Net loss attributable to common stockholders	$(6,825,619)	$(38,460,947)
Weighted average common shares outstanding, basic and diluted	23,344,567	13,612,701
Net loss per share, basic and diluted	$(0.29)	$(2.83)

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (deficit)

For the Years Ended June 30, 2022 and 2021

	Series A						Total
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2020	2,047,500	$2,975,752	12,000,000	$12,000	$-	$(183,137)	$(171,137)
Issuance of restricted common stock	-	-	982,500	983	(983)	-	-
Deemed dividend	-	-	-	-	-	(8,208,393)	(8,208,393)
Cashless exercise of Milestone Warrant into convertible preferred stock	5,236,343	37,085,103	-	-	-	-	-
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(7,283,843)	(40,060,855)	7,283,843	7,284	40,053,571	-	40,060,855
Issuance of common stock from initial public offering net of issuance costs of approximately $1,764,000	-	-	3,078,224	3,078	19,780,062	-	19,783,140
Stock-based compensation expense	-	-	-	-	199,947	-	199,947
Net loss	-	-	-	-	-	(30,252,554)	(30,252,554)
Balance at June 30, 2021	-	$-	23,344,567	$23,345	$60,032,597	$(38,644,084)	$21,411,858

Stock-based compensation expense	-	-	-	-	480,661	-	480,661
Net loss	-	-	-	-	-	(6,825,619)	(6,825,619)
Balance at June 30, 2022	-	$-	23,344,567	$23,345	$60,513,258	$(45,469,703)	$15,066,900

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Cash Flows

	For the Years Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,825,619)	$(30,252,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	480,661	199,947
Fair value adjustment for Milestone Warrants	-	26,626,710
Changes in operating assets and liabilities:
Receivable - related party	-	3,500
Prepaid expenses	636,886	(1,667,846)
Accounts payable	270,780	110,048
Accrued expenses	118	109,006
Net cash used in operating activities	(5,437,174)	(4,871,189)

Cash flows from financing activities:
Proceeds from issuance of common stock to the public, net of underwriter discount	-	20,604,770
Payment of initial public offering costs	-	(821,630)
Proceeds from issuance of milestone warrants	-	2,250,000
Repayment of promissory notes, related party	-	(201,286)
Net cash provided by financing activities	-	21,831,854

Net (decrease) increase in cash	(5,437,174)	16,960,665
Cash, beginning of period	19,985,645	3,024,980
Cash, end of the period	$14,548,471	$19,985,645

Supplemental cash flow information:
Cash paid for interest	$-	$13,053
Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of preferred to common stock upon issuance of common stock to the public	$-	$40,060,855
Deemed dividend	$-	$8,208,393
Cashless exercise of warrants into convertible preferred stock	$-	$37,085,103

The accompanying notes are an integral part of these financial statements.

Note 1. Nature of business and basis of presentation

Organization

Anebulo Pharmaceuticals, Inc. (“the Company”) was founded on April 23, 2020, as a Delaware corporation. The Company is a clinical stage biotechnology company focused on developing and commercializing new treatments for patients suffering from Acute Cannabis Intoxication (“ACI”) and substance addiction. The Company’s principal operations are located in Lakeway, Texas.

Stock Split and Initial Public Offering

On April 23, 2021, the Company effected a six-for-one stock split of its common stock to be consummated prior to the completion of the Company’s Initial Public Offering (“IPO”). All shares, stock options, warrants and per share information presented in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock.

On May 11, 2021, the Company completed an IPO of 3,078,224 shares of its common stock, including the partial exercise by the underwriters of their option to purchase up to 450,000 additional shares of common stock, for aggregate gross proceeds of approximately $21,548,000 and its shares started trading on The Nasdaq Capital Market under the ticker symbol “ANEB.” The Company received approximately $19,783,000 in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the IPO, a cashless exercise of Milestone Warrants resulted in the issuance of 5,236,343 shares of Series A convertible preferred stock and all of the outstanding shares of Series A convertible preferred stock converted into 7,283,843 shares of common stock.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of $6,825,619 for the year ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $45,469,703. The Company expects to continue to generate operating losses. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements.

Until such time, if ever, as the Company can generate substantial product revenue from sales of any current or future product candidates, the Company expects to seek additional funding in order to reach its development and commercialization objectives through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. The Company may not be able to obtain funding or enter into collaboration, license or development agreements on acceptable terms, or at all. The terms of any funding may be dilutive to or adversely affect the rights of the Company’s stockholders. If the Company is unable to obtain funding on satisfactory terms, or at all, the Company could be forced to delay, scale back or eliminate the development of its current or future product candidates or other business.

Risks and uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include uncertainty regarding results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s current or future product candidates, uncertainty of market acceptance of the Company’s product candidates, if approved, competition from substitute products and larger companies, securing and protecting proprietary technology, ability to establish strategic relationships and dependence on key individuals and sole source suppliers. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities and may not ultimately lead to a marketing approval and commercialization of a product

The Company’s product candidates require approvals from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of presentation

The accompanying financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Note 2. Summary of Significant Accounting Policies

Use of estimates

The preparation of the audited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

Fair value is applied for all financial assets and liabilities. The carrying amount of the Company’s financial instruments, including accounts payable and accrued expenses, approximate fair value due to the short-term duration of those instruments.

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

Equity Issuance Costs

The Company capitalizes incremental legal, professional, accounting and other third-party fees that are directly associated with its stock offerings as other non-current assets until the offerings are consummated. Upon consummation, these costs are recorded in stockholders’ equity as a reduction of additional paid-in-capital generated as a result of the offerings. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations. After consummation of the IPO, which closed on May 11, 2021, total offering costs of approximately $822,000 were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. As of June 30, 2022 and 2021, there were no deferred offering costs.

Research and Development Costs

Research and development costs are charged to expense as incurred. Payments for these activities will be based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development. Research and development activities may consist of salaries and benefits, contract services, materials and supplies, stock-based compensation expense, and other outside expenses.

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

Common stock price – Due to the absence of an active market for the Company’s common stock prior to the IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date. Subsequent to the IPO, the Company has used the quoted market price of its common stock on the measurement date.

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

Leases

The Company determines if an arrangement is or contains a lease at inception. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the lease consideration in the contracts over the expected lease term. The Company does not record leases with an initial term of 12 months or less on the Company’s balance sheet but continue to record rent expense on a straight-line basis over the lease term. To the extent that any lease agreements include options to extend or renew the lease terms, such options are excluded from the ROU assets and lease liabilities unless they are reasonably certain to be exercised. The Company accounts for the lease and non-lease components as a single lease component. Operating lease expense is recognized on a straight-line basis over the lease term.

In August 2020, the Company entered into a month-to-month sub-lease for office space in Lakeway, Texas, from a related party and recorded rent expense of $14,434 and $12,629 for the years ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, the Company had no ROU assets or lease liabilities recorded on the balance sheet.

Loss Per Share

Basic and diluted net income (loss) per share are calculated using the weighted average number of shares of common stock outstanding for the year.

Basic and diluted net loss per share are the same because the impact of assuming the exercise of common stock options outstanding would be anti-dilutive and excludes such common stock options from the computation of diluted weighted-average shares outstanding.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The Company does not have any material uncertain tax positions for which reserves would be required.

Segment and geographic information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as and manages its business in one operating segment operating exclusively in the United States. The Company has one lead product candidate, ANEB-001, under development, which was licensed from Vernalis Development Ltd in May 2020 (“License Agreement”), as described in Note 7.

Milestone Warrants

Until the IPO, the Company accounted for Milestone Warrants as freestanding financial instruments in accordance with ASC No. 480, Distinguishing Liabilities from Equity, which requires the Company to separately account for the warrants at fair value. The fair value used for the warrants was calculated using the Black-Scholes valuation model. See Note 3.

Recently issued and adopted accounting pronouncements

The Company considers the applicability and impact of all ASUs. ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments are effective for annual reporting periods beginning after December 15, 2020 with early adoption permitted. The Company adopted the new standard effective July 1, 2021. It did not have a material effect on its fiscal year 2022 financial statements.

Note 3. Fair Value Measurements

The Company measured its warrant liability related to certain warrants issued to investors at fair value on a recurring basis during the year ended June 30, 2021. During the year ended June 30, 2022, there were no financial instruments outstanding that required remeasurement to fair value on a recurring basis.

The Company estimated the fair value of the warrant liability, determined based on Level 3 inputs, using the Black-Scholes option-pricing model upon issuance, at each balance sheet date and just prior to reclassification to equity. Changes in the fair value of the warrant liability each period were recorded in current period earnings as other expense. The Company received proceeds for the issuance of Milestone Warrants of $2,250,000 and the fair value of the warrants in excess of proceeds received of $8,208,393 was recorded as a deemed dividend, against accumulated deficit for the year ended June 30, 2021. The increase in the fair value of the warrant liability between March 8, 2021 (issuance date) and immediately prior to exercise in connection with the IPO was approximately $26,627,000, which was recorded in other expense for the year ended June 30, 2021. In connection with the IPO, the Milestone Warrants were converted via cashless exercise into Series A convertible preferred stock and the total fair value of approximately $37,085,000 was reclassified from warrant liability to Series A convertible preferred stock.

Total
Balance at June 30, 2020	$-
Fair value of warrant liability on the date of issuance	10,458,000
Increase in the fair value of the warrant liability between March 8, 2021 (issuance date) and May 6, 2021	26,627,000
Total fair value of warrant liability prior to IPO	37,085,000
Warrants converted into Series A convertible preferred stock upon cashless exercise	(37,085,000)
Balance at June 30, 2021	$-

The assumptions used to determine the fair value of the warrant liability as of March 8, 2021 (issuance date) and termination date May 6, 2021 (immediately prior to exercise) were as follows:

	March 8, 2021	May 6, 2021
Dividend yield	–	–
Expected volatility	49.8%	49.6%
Risk-free rate	0.35%	0.32%
Expected term (years)	3.0	2.8

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended June 30, 2022 and 2021.

There were no financial instruments carried at fair value on a recurring or nonrecurring basis as of June 30, 2022 and 2021.

Note 4. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30,
	2022	2021
Prepaid research and development	$210,865	$544,435
Prepaid insurance	790,343	1,093,101
Prepaid other	29,752	30,310
Total prepaid expenses	$1,030,960	$1,667,846

Note 5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,
	2022	2021
Accrued research and development	$105,980	$121,662
Accrued paid time off	25,723	-
Accrued legal	-	9,923
Total accrued expenses	$131,703	$131,585

Note 6. Promissory Notes

On March 22, 2021, the Company repaid in full $213,057 of principal and accrued interest on promissory notes owed to a related party investor. For the years ended June 30, 2022 and 2021, the Company recorded interest expense of zero and $11,767, respectively.

Note 7. License Agreement

In May 2020, the Company licensed certain intellectual property, know-how and clinical trial data from Vernalis Development Limited (“Vernalis”) pursuant to the License Agreement. The initial consideration in exchange for the license was $150,000 and was recorded as research and development expense in the statement of operations for the period from April 23, 2020 (inception) to June 30, 2020. The license term shall continue unless and until terminated for cause or insolvency, upon sixty day written notice from the Company, or until such time as all royalties and other sums cease to be payable in accordance with the terms of the License Agreement. The Company is required to pay development milestone payments related to clinical trials and granting of marketing authorization ranging from $350,000 to $3,000,000, up to a total development milestone payment of $29,900,000, and sales milestone payments of $10,000,000 and $25,000,000, in the first year when cumulative annual net sales of licensed product exceeds $500,000,000 and $1,000,000,000, respectively. The Company is also required to pay single-digit royalties annual net on product sales over the term of the License Agreement.

As part of the IPO in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of $1,350,000, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of June 30, 2022, and therefore no liability has been recorded

Note 8. Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

In June 2020, the Company authorized the sale and issuance of up to 8,943,906 shares of Series A convertible preferred stock. The Series A convertible preferred stock financing was structured so that 2,047,500 shares would be issued at the first closing to one investor (“Initial Investor”) at $1.4652 per share (“First Closing”) and up to 6,896,406 shares at $1.685 per share could be issued upon the exercise of certain warrants (“Milestone Warrants”) upon achieving the following development milestones (“Development Milestones): (a) the earlier of (x) filing by the Company with the FDA of an Investigational New Drug Application, or (y) the making of an analogous regulatory filing in any foreign jurisdictions; and (b) arrangement by the Company of active pharmaceutical ingredient in amounts sufficient to facilitate the consummation of any trial to be effected pursuant to a filing.

Upon certification by the Board of Directors, the Company had the obligation to issue and the Initial Investor plus one designated additional investor (“Additional Investor”) had the right and obligation to purchase Milestone Warrants to purchase 766,266 and 6,130,140 shares of Series A convertible preferred stock, respectively and as amended. The Milestone Warrants had a purchase price of $0.32626 per share of the underlying 6,896,406 shares of Series A convertible preferred stock for total proceeds of $2,250,000, and the right to purchase the underlying 6,896,406 shares of Series A convertible preferred stock at $1.685 per share.

On March 8, 2021, the requisite Development Milestones were achieved, and therefore the Milestone Warrants were purchased for $2,250,000 in cash (See Note 3). The Milestone Warrants had a three year term.

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

In September 2020, the Company awarded 982,500 shares of restricted common stock to its former Chief Executive Officer (“former CEO”) under the Company’s 2020 Stock Incentive Plan (“2020 Stock Incentive Plan”) at a grant date fair value of $0.11 per share. The restrictions were subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award and employment agreement. The restricted common stock vested fully upon completion of the Company’s IPO in May 2021. The restricted common stock had voting and dividend rights, and therefore all 982,500 shares were considered issued and outstanding since their date of issuance.

Note 9. Income Taxes

The reconciliation of the U.S. federal statutory rate (21%) to the Company’s effective tax rate for the years ended June 30, 2022 and 2021 is as follows:

	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%
Permanent differences	0.0%	0.0%
Fair Value Adjustment - Warrants	0.0%	-18.5%
Change in valuation allowance	-21.0%	-2.5%
Effective tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax assets consist of the following at June 30, 2022 and 2021:

	June 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$1,843,175	$497,171
Other assets and liabilities	265,741	281,137
Stock- based compensation	120,576	19,644
Gross deferred tax assets	2,229,492	797,952
Valuation allowance	$(2,229,492)	$(797,952)
Total deferred tax assets, net of valuation allowance	-	-

The Company did not record a benefit for income taxes. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2022 deferred tax assets. The valuation allowance increased by $1,431,540 for the year ended June 30, 2022. The increase in the 2022 valuation allowance is primarily attributable to the current year loss.

As of June 30, 2022, the Company had federal net operating losses (“NOLs”) of $8,777,022, which are available to offset future taxable income. These net operating loss carryforwards will carryforward indefinitely but are subject to annual taxable income limitations in the year of utilization.

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

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying statements of operations. At June 30, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal tax authorities for all tax years in which a loss carryforward is available. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open until three years from the year the net operating losses are used.

Note 10. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant. As of June 30, 2022 and 2021, the Company had 756,041 and 63,096, respectively, shares available for future issuance under the 2020 Stock Incentive Plan.

Stock Options

The Company grants non-qualified stock option awards under the 2020 Stock Incentive Plan to its directors, employees and consultants of the Company. These awards are subject to vesting requirements pursuant to the award and satisfaction of certain performance targets in some cases.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as assumptions the Company makes for the volatility of the Company’s common stock, the expected term of the stock options, the risk-free interest rate for a period that approximates the expected term, and the Company’s expected dividend yield. Each of these inputs is subjective and generally requires significant judgement to determine. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award.

The following table provides the assumptions used in determining the fair value of option awards for the years ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Expected volatility	50%	49.6% - 50.9%
Risk-free interest rate	0.79% - 2.97%	0.13% - 0.64%
Expected dividend yield	–	–
Expected term (in years)	3.0 – 4.5	2.5 – 3.6

The following table summarizes stock option activity for the year ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2021	604,404	$2.18
Granted	1,307,055	$5.76
Exercised	-	$-
Forfeited	-	$-
Outstanding at June 30, 2022	1,911,459	$4.63	4.4	$2,625,173
Options exercisable at June 30, 2022	304,914	$2.55	3.7	$848,665

The weighted-average grant date fair value of options awarded during the fiscal years ended June 30, 2022 and 2021 was approximately $2.32 and $0.78, respectively, per share. As of June 30, 2022, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $2,927,934, which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock

In September 2020, the Company awarded 982,500 shares of restricted common stock to its former CEO, at a grant date fair value of $0.11 per share. The restrictions were subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award and employment agreement.

The Company closed its IPO in May 2021 and the former CEO became entitled to the full vesting of his restricted common stock.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2020	-	$-
Issued	982,500	0.11
Vested	(982,500)	0.11
Unvested as of June 30, 2021	-	$-

The aggregate fair value of restricted shares vested during the year ended June 30, 2021 totaled $106,437.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expenses for the following years ended:

	June 30,
	2022	2021
Research and development	26,604	12,598
General and administrative	454,057	187,349
Total	480,661	199,947

Note 11. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	June 30,
	2022	2021
Stock options outstanding	1,911,459	604,404
Total	1,911,459	604,404

