Form 10-Q
period 2022-09-30
Anebulo Pharmaceuticals, Inc.
filed 2022-11-10
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-40388

ANEBULO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1170950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1415 Ranch Road 620 South, Suite 201 Lakeway, Texas	78734
(Address of principal executive offices)	(Zip Code)

(512) 598-0931

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ANEB	The Nasdaq Stock Market LLC

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

As of November 7, 2022, the registrant had 25,633,217 shares of common stock, par value $0.001 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject the “safe harbor” created by those sections. These forward-looking statements about us and our industry involve substantial risks and uncertainties and our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this Quarterly Report.

We have based these forward-looking statements largely on our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding our capital requirements, revenue, expenses and other operating results, and needs for additional financing;
●	the timing or outcome of any of our regulatory submissions;
●	the timing and conduct of our clinical trials, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;
●	the clinical utility of, potential advantages of and timing or likelihood of regulatory filings and approvals for ANEB-001;
●	the market opportunity for ANEB-001, if approved;
●	our expectations regarding future growth;
●	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
●	our ability to maintain our existing licensing arrangements and enter into and maintain other collaborations or licensing arrangements;
●	our estimates regarding the commercial potential and market opportunity for our product candidates;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the impact on our business of economic or political events or trends; and
●	the impact of governmental laws and regulations.

You should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully read this Quarterly Report, including the section titled “Risk Factors” and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

RISK FACTORS SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part II, Item 1A of this Quarterly Report. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report as part of your evaluation of an investment in our common stock.

●	We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.

●	Our business is highly dependent on our lead product candidate, ANEB-001, and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

●	We depend substantially on intellectual property licensed from third parties, including Vernalis Development Limited, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.

●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

●	We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

●	We are early in our development efforts and have only one product candidate in clinical development. If we are unable to successfully develop and commercialize our product candidate or experience significant delays in doing so, our business may be materially harmed.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.

●	The results of clinical trials are not necessarily predictive of future results. Our existing product candidate in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

●	Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	Our product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

●	We currently have no marketing and sales organization and we have no direct experience marketing pharmaceutical products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after approval, we may not be able to generate product revenues.

●	New drugs, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.

●	We depend on third parties in connection with our preclinical testing and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing ANEB-001 or future product candidates.

●	We will be completely dependent on third parties to manufacture ANEB-001, and our commercialization of ANEB-001 could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of ANEB-001 or fail to do so at acceptable quality levels or prices.

●	The trading price and volume of our common stock in the public markets has experienced, and may in the future experience, volatility due to a variety of factors, many of which are beyond our control.

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2022	June 30, 2022
Assets
Current assets:
Cash	$19,213,697	$14,548,471
Prepaid expenses	601,668	1,030,960
Total assets	$19,815,365	$15,579,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$523,473	$380,828
Accrued expenses	174,706	131,703
Total liabilities	698,179	512,531

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, no shares issued or outstanding at September 30, 2022 and 2021	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 25,633,217 and 23,344,567 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	25,634	23,345
Additional paid-in capital	67,173,090	60,513,258
Accumulated deficit	(48,081,538)	(45,469,703)
Total stockholders’ equity	19,117,186	15,066,900
Total liabilities and stockholders’ equity	$19,815,365	$15,579,431

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2022	2021
Research and development	$1,223,776	$715,098
General and administrative	1,388,271	839,826
Total operating expenses	2,612,047	1,554,924
Loss from operations	(2,612,047)	(1,554,924)

Other income, net	212	1,529
Net loss	$(2,611,835)	$(1,553,395)
Weighted average common shares outstanding, basic and diluted	23,416,495	23,344,567
Net loss per share, basic and diluted	$(0.11)	$(0.07)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	23,344,567	$23,345	$60,032,597	$(38,644,084)	$21,411,858
Stock-based compensation expense	-	-	34,173	-	34,173
Net loss	-	-	-	(1,553,395)	(1,553,395)
Balance at September 30, 2021	23,344,567	23,345	60,066,770	(40,197,479)	19,892,636

Balance at June 30, 2022	23,344,567	23,345	60,513,258	(45,469,703)	15,066,900
Issuance of common stock, net of offering costs of $248,927	2,264,650	2,265	6,395,556	-	6,397,821
Common stock issued upon exercise of options	24,000	24	52,376	-	52,400
Stock-based compensation expense	-	-	211,900	-	211,900
Net loss	-	-	-	(2,611,835)	(2,611,835)
Balance at September 30, 2022	25,633,217	$25,634	$67,173,090	$(48,081,538)	$19,117,186

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,611,835)	$(1,553,395)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	211,900	34,173
Changes in operating assets and liabilities:
Prepaid expenses	429,292	375,247
Accounts payable	(106,282)	383,771
Accrued expenses	43,003	(17,698)
Net cash used in operating activities	(2,033,922)	(777,902)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,646,748	-
Proceeds from issuance of common stock upon exercise of options	52,400	-
Net cash provided by financing activities	6,699,148	-
Net increase (decrease) in cash	4,665,226	(777,902)
Cash, beginning of period	14,548,471	19,985,645
Cash, end of the period	$19,213,697	$19,207,743

Supplemental Disclosure of Noncash Investing and Financing Activities:
Offering costs included in accounts payable	$248,927	$-

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Note 1. Nature of business and basis of presentation

Organization

Anebulo Pharmaceuticals, Inc. (the “Company”) was founded on April 23, 2020, as a Delaware corporation. The Company is a clinical stage biotechnology company focused on developing and commercializing new treatments for patients suffering from Acute Cannabis Intoxication (“ACI”) and addiction. The Company’s principal operations are located in Lakeway, Texas.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of $2,611,835 for the three month period ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $48,081,538. The Company expects to continue to generate operating losses. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements. Until such time, if ever, as the Company can generate substantial product revenue from sales of any current or future product candidates, the Company expects to seek additional funding in order to reach its development and commercialization objectives through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. The Company may not be able to obtain funding or enter into collaboration, license or development agreements on acceptable terms, or at all. The terms of any funding may be dilutive to or adversely affect the rights of the Company’s stockholders. If the Company is unable to obtain funding on satisfactory terms, or at all, the Company could be forced to delay, scale back or eliminate the development of its current or future product candidates or other business.

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

Basis of presentation

The accompanying condensed financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The unaudited interim condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended June 30, 2022 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-40388).

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 9, 2022. Since the date of those financial statements, there have been no material changes to significant accounting policies.

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2022	June 30, 2022
Prepaid insurance	$548,332	$790,343
Prepaid research and development	38,458	210,865
Prepaid other	14,878	29,752
Total prepaid expenses	$601,668	$1,030,960

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2022	June 30, 2022
Accrued research and development	$96,049	$105,980
Accrued payroll related expenses	42,791	25,723
Accrued professional fees	30,750	-
Accrued other	5,116	-
Total accrued expenses	$174,706	$131,703

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

As part of the initial public offering (“IPO”) in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of $1,350,000, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of September 30, 2022, and therefore no liability has been recorded.

Note 6. Stockholders’ Equity

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

On September 28, 2022, the Company completed a private placement financing of 2,264,650 units (collectively, the “Units”), with each Unit consisting of (i) one share of its common stock and (ii) a warrant to purchase one share of its common stock, for aggregate gross proceeds of approximately $6,647,000 (or $2.935 per Unit). The Company received approximately $6,398,000 in net proceeds after deducting financing fees of approximately $249,000. Each warrant has an exercise price of $4.215 per share, which is subject to customary adjustments in the event of any combination or split of our common stock. The warrants expire on September 28, 2027.

Note 7. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five years from the date of grant. As of September 30, 2022, the Company had 771,799 shares available for future issuance under the 2020 Stock Incentive Plan.

The Company grants non-qualified stock option awards under the 2020 Stock Incentive Plan to its Board of Directors, employees and consultants of the Company. These awards are subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as assumptions the Company makes for the volatility of our common stock the expected term of the stock options, the risk-free interest rate for a period that approximates the expected term, and our expected dividend yield. Each of these inputs is subjective and generally requires significant judgement to determine. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
Risk-free interest rate	2.87%	-%
Expected term (in years)	4.5	-
Expected volatility	50.0%	-%
Expected dividend yield	-	-

The following table summarizes stock option activity for the three months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2022	1,911,459	$4.63	4.4
Granted	8,242	$5.49
Exercised	(24,000)	$2.18
Forfeited	-	$-
Outstanding at September 30, 2022	1,895,701	$4.66	4.2	$357,916
Options exercisable at September 30, 2022	315,386	$2.59	3.5	$177,868

The weighted-average grant date fair value of options awarded during the three months ended September 30, 2022 was approximately $2.43 per share. As of September 30, 2022, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $2,831,000 which is expected to be recognized over a weighted average period of 2.9 years.

The Company recorded stock-based compensation expenses for the following periods:

	Three Months Ended
	September 30,
	2022	2021
Research and development	$-	$9,880
General and administrative	211,900	24,293
Total stock-based compensation expense	$211,900	$34,173

Note 8. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	September 30,
	2022	2021
Stock options outstanding	1,895,701	604,404
Warrants outstanding	2,264,650	-
Total	4,160,351	604,404

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended June 30, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended June 30, 2022(“Annual Report”), which was filed with the SEC on September 9, 2022. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We were incorporated in Delaware on April 23, 2020, and commenced operations in May 2020. Our operations to date have consisted of organizing and acquiring the license rights to Vernalis’ licensed products, assembling an executive team, starting preparations for a Phase 2 proof-of-concept trial, including the synthesis of a new active pharmaceutical ingredient, the development and filing of a clinical trial protocol with regulatory agencies in Europe and raising capital. Prior to our initial public offering (“IPO”), we funded our operations through a private placement of our series A convertible preferred stock and issuance of two promissory notes to a related party.

On October 12, 2021, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 11,141,404, titled “Formulations and Methods For Treating Acute Cannabinoid Overdose.” The issued patent describes the use of the Company’s investigational drug ANEB-001 to treat acute cannabinoid overdose and is expected to provide patent protection through 2040.

On September 25, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), pursuant to which we sold and issued to the Purchasers in a private placement financing an aggregate of 2,264,650 units (collectively, the “Units”), with each Unit consisting of (i) one share of our common stock and (ii) a warrant to purchase one share of our common stock, for an aggregate purchase price of approximately $6,647,000 (or $2.935 per Unit) (the “Private Placement”). The closing of the Private Placement occurred on September 28, 2022. The Company received approximately $6,398,000 in net proceeds from the Private Placement after deducting financing fees of approximately $249,000. Each warrant has an exercise price of $4.215 per share, which is subject to customary adjustments in the event of any combination or split of our common stock, and has a five-year term.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to ANEB-001. Our research and development expenses for the three months ended September 30, 2022 and 2021 included research and development consulting expenses, clinical trials, and costs associated with development of our lead product candidate, ANEB-001.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 and 2021 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended September 30,		Period to Period
	2022	2021	Change
Research and development	$1,223,776	$715,098	$508,678
General and administrative	1,388,271	839,826	548,445
Total operating expenses	2,612,047	1,554,924	1,057,123
Loss from operations	(2,612,047)	(1,554,924)	(1,057,123)

Other income, net	212	1,529	(1,317)
Net loss	$(2,611,835)	$(1,553,395)	$(1,058,440)

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 31,
	2022	2021	Change
Pre-clinical and clinical studies	$731,285	$291,112	$440,173
Contract manufacturing	186,167	250,950	(64,783)
Compensation and related benefits	44,681	21,530	23,151
Stock-based compensation expense	-	9,880	(9,880)
Other research and development	261,643	141,626	120,017
Total research and development expenses	$1,223,776	$715,098	$508,678

The overall increase in research and development expenses was primarily attributable to an increase in activities related to pre-clinical and clinical studies, and direct third-party costs incurred under agreements with CROs for ANEB-001. The increase in pre-clinical and clinical studies was related to Phase 2 clinical studies for ANEB-001. The decrease in contract manufacturing was due to timing of contract manufacturing requirements during the year.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended September 30,
	2022	2021	Change
Compensation and related benefits	$355,631	$90,521	$265,110
Professional and consultant fees	465,358	328,531	136,827
Stock-based compensation expense	211,900	24,293	187,607
Directors’ and officers’ insurance	241,877	327,818	(85,941)
Facilities and other costs	113,505	68,663	44,842
Total general and administrative expenses	$1,388,271	$839,826	$548,445

The overall increase in general and administrative expenses was primarily attributable to compensation and related benefits and stock-based compensation for additional executives and employees, professional and consultant fees, including legal and accounting fees, and facilities and other costs to support our continuous growth in operations. This was partially offset by a decrease in directors’ and officers’ insurance resulting from a decrease in yearly premium amount.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we sold 3,078,224 shares of our common stock, including the exercise by the underwriter of its option to purchase 78,224 additional shares of common stock, at a public offering price of $7.00 per share. We received net proceeds from our IPO of approximately $19,783,000, after deducting underwriter discounts and offering expenses paid by us. On September 28, 2022, we closed the Private Placement, pursuant to which we sold an aggregate of 2,264,650 Units, with each Unit consisting of (i) one share of our common stock and (ii) a warrant to purchase one share of our common stock, for an aggregate purchase price of approximately $6,647,000 (or $2.935 per Unit). The Company received approximately $6,398,000 in net proceeds from the Private Placement after deducting financing fees of approximately $249,000. As of September 30, 2022, we had cash of approximately $19,214,000. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash Flows

The following table sets forth a summary of our cash flows:

	Three Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(2,033,922)	$(777,902)
Net cash provided by financing activities	6,699,148	-
Net increase (decrease) in cash	$4,665,226	$(777,902)

During the three months ended September 30, 2022, we used cash in operating activities of $2,033,922 primarily resulting from our net loss of $2,611,835, partially offset by the non-cash related stock-based compensation of $211,900, and a change in operating assets and liabilities of approximately $366,000. We received cash from financing activities of $6,699,148 primarily resulting from the issuance of common stock and warrants of approximately $6,647,000. Additionally, we received $52,400 relating to the exercise of options. During the three months ended September 30, 2021, we used cash in operating activities of $777,902, primarily resulting from our net loss of $1,553,395, partially offset by the non-cash related stock-based compensation of $34,173, and a change in operating assets and liabilities of approximately $741,000.

Funding and Material Cash Requirements

We expect that our cash at September 30, 2022 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

In February 2021, we entered into an agreement with a third-party CRO to manage and conduct our Phase 2 clinical trial for ANEB-001 in the Netherlands, which was initiated in December 2021. We received initial topline data from Part A of the study on June 29, 2022 and announced the results in a press release on July 5, 2022. The total cost for the CRO agreement is approximately €2,235,148.

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

While our significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 9, 2022, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 1A, “Risk Factors.” We have marked with an asterisk (*) those risk factors that did not appear as risk factors in, or contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to our Business, Financial Condition and Capital Requirements

We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.*

We have not generated any revenue. As of September, 30, 2022, we had an accumulated deficit of $48,081,538, which includes a fair value adjustment for Milestone Warrants of $26,626,710. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We are, and expect to continue to be, reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our product candidates, including ANEB-001. On May 26, 2020, we entered into an exclusive license agreement (the “License Agreement”) with Vernalis, pursuant to which Vernalis granted to us an exclusive license to develop and commercialize our ANEB-001 product candidate. Under the License Agreement, we have the sole discretion to carry out the development and commercialization of ANEB-001, including obtaining regulatory approvals. We retain the sole right over certain patent rights (including patent applications) and know-how controlled by us that are necessary or reasonably useful to developing and commercializing the licensed product during the term of the License Agreement. The License Agreement imposes, and we expect that any future license agreement will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the license.

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

We currently have no product revenue and will need to raise additional capital in the future, which may be unavailable to us or may cause dilution or place significant restrictions on our ability to operate.*

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash at September 30, 2022, will enable us to fund our current and planned operating expenses and capital expenditures into the fourth quarter of calendar year 2023 . We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

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

We are relying on clinical trials performed by our licensor Vernalis, a third party, for a different indication, and the FDA or a foreign equivalent regulator may disagree with our ability to reference clinical data from third-party trials.*

As part of the preclinical characterization of ANEB-001, Vernalis demonstrated that oral administration of ANEB-001 reduced hypolocomotion in mice after 30 minutes, effectively reversing the actions of THC. In 2006 and 2007, two Phase 1 studies for the treatment of obesity were conducted by Vernalis for ANEB-001. The Vernalis clinical trials were not conducted or overseen by us. Nonetheless, we are relying on these studies performed by a third party for a different indication. The FDA or a foreign equivalent regulator may disagree with our ability to reference the clinical data generated by the third-party trials. Should this occur, we are likely to experience delays in our ability to receive regulatory approval and commercialize our product candidate.

If we are not able to obtain any required regulatory approvals for ANEB-001, we will not be able to commercialize our lead drug candidate and our ability to generate revenue will be limited.

Our drug candidate is a treatment in development for ACI. We must successfully complete clinical trials for our drug candidate before we can apply for marketing approval. Even if we complete our clinical trials, it does not assure marketing approval. Our clinical trials may be unsuccessful, which would materially harm our business. Even if our initial clinical trials are successful, we are required to conduct additional clinical trials to establish our drug candidate’s safety and efficacy, before an NDA, or its foreign equivalents can be filed with the FDA or comparable foreign regulatory authorities for marketing approval of our drug candidate.

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

There have been judicial, congressional, and executive branch efforts to repeal, modify or delay the implementation of the law. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. If the ACA is repealed or modified, or if implementation of certain aspects of the Health Care Reform Law are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal or modification in the implementation of the ACA on us at this time.

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

Risks Related to Ownership of Our Common Stock

The trading price and volume of our common stock in the public markets has experienced, and may in the future experience, volatility due to a variety of factors, many of which are beyond our control.*

Since our common stock started trading on The Nasdaq Capital Market, it has been relatively thinly traded and at times been subject to price volatility. From May 7, 2021 to November 7, 2022, the price of our common stock ranged from a low of $1.77 on October 25, 2022 to a high of $9.33 on May 21, 2021, with an average daily trading volume of 10,532 shares. The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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

Our principal stockholders and management own a substantial majority of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Certain of our executive officers, directors and large stockholders own a substantial majority of our outstanding capital stock. As a result of their share ownership, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, can control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.*

Our corporate documents and Delaware corporate law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions:

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to help defend against a takeover attempt;

●	provide that vacancies on our board of directors, including vacancies as a result of removal or enlargement of the board of directors, may be filled by directors then in office, even though less than a quorum;

●	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

●	specify that special meetings of our stockholders can be called only by our board of directors, chief executive officer or the chairman of our board of directors;

●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

●	include a forum selection clause, which means certain litigation can only be brought in Delaware; and

●	require supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the accounting and internal controls provisions of the Foreign Corrupt Practices Act of 1977, as amended, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as rules and regulations subsequently implemented by the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time and resources to complying with these requirements. Moreover, these rules and regulations are increasing our legal and financial compliance costs and will make some activities more time-consuming and costly. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company,” as defined by the JOBS Act. These new obligations will require substantial attention from our management team and could divert their attention away from the day-to-day management of our business. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers, and more expensive for us to obtain director and officer liability insurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from our Initial Public Offering

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

Through September 30, 2022, we have used approximately $7,234,000 of the net proceeds from the IPO for research and development expenses for ANEB-001, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 10, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).

3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.3	Amended and Restated Bylaws of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen Stock Certificate for Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.3	Investors’ Rights Agreement, dated June 18, 2020, between Anebulo Pharmaceuticals, Inc. and 22NW, LP (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.4	Securities Purchase Agreement, dated September 25, 2022, by and between Anebulo Pharmaceuticals, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2022).
4.5	Form of Common Stock Purchase Warrant, issued September 28, 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2022).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANEBULO PHARMACEUTICALS, INC.

Date: November 10, 2022	By:	/s/ Simon Allen
Simon Allen
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Rex Merchant
Rex Merchant
Chief Financial Officer (Principal Financial and Accounting Officer)

