Form 10-Q
period 2022-12-31
Anebulo Pharmaceuticals, Inc.
filed 2023-02-10
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 8, 2023, the registrant had 25,633,217 shares of common stock, par value $0.001 per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding our capital requirements, revenue, expenses and other operating results, and needs for additional financing;
●	the timing or outcome of any of our regulatory submissions or discussions with regulatory authorities;
●	the timing and conduct of our clinical trials, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;
●	the clinical utility of, potential advantages of and timing or likelihood of regulatory filings and approvals for ANEB-001;
●	the market opportunity for ANEB-001, if approved;
●	our expectations regarding future growth;
●	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
●	our ability to maintain our existing licensing arrangements and enter into and maintain other collaborations or licensing arrangements;
●	our estimates regarding the commercial potential and market opportunity for our product candidates;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the impact on our business of economic or political events or trends; and
●	the impact of governmental laws and regulations.

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

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash	$16,355,350	$14,548,471
Prepaid expenses	532,906	1,030,960
Total assets	$16,888,256	$15,579,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$346,554	$380,828
Accrued expenses	1,025,847	131,703
Total liabilities	1,372,401	512,531

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, no shares issued or outstanding at December 31, 2022 and June 30, 2022	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 25,633,217 and 23,344,567 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	25,634	23,345
Additional paid-in capital	67,398,711	60,513,258
Accumulated deficit	(51,908,490)	(45,469,703)
Total stockholders’ equity	15,515,855	15,066,900
Total liabilities and stockholders’ equity	$16,888,256	$15,579,431

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Research and development	$1,869,920	$212,936	$3,093,696	$928,034
General and administrative	1,943,202	858,186	3,331,473	1,698,012
Total operating expenses	3,813,122	1,071,122	6,425,169	2,626,046
Loss from operations	(3,813,122)	(1,071,122)	(6,425,169)	(2,626,046)

Other expenses, net	(13,830)	(1,869)	(13,618)	(340)
Net loss	$(3,826,952)	$(1,072,991)	$(6,438,787)	$(2,626,386)
Weighted average common shares outstanding, basic and diluted	25,633,217	23,344,567	24,524,856	23,344,567
Net loss per share, basic and diluted	$(0.15)	$(0.05)	$(0.26)	$(0.11)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	23,344,567	$23,345	$60,032,597	$(38,644,084)	$21,411,858
Stock-based compensation expense	-	-	34,173	-	34,173
Net loss	-	-	-	(1,553,395)	(1,553,395)
Balance at September 30, 2021	23,344,567	23,345	60,066,770	(40,197,479)	19,892,636
Stock-based compensation expense	-	-	94,282	-	94,282
Net loss	-	-	-	(1,072,991)	(1,072,991
Balance at December 31, 2021	23,344,567	$23,345	$60,161,052	$(41,270,470)	$18,913,927

Balance at June 30, 2022	23,344,567	$23,345	$60,513,258	$(45,469,703)	$15,066,900
Issuance of common stock, net of offering costs of $248,927	2,264,650	2,265	6,395,556	-	6,397,821
Common stock issued upon exercise of options	24,000	24	52,376	-	52,400
Stock-based compensation expense	-	-	211,900	-	211,900
Net loss	-	-	-	(2,611,835)	(2,611,835)
Balance at September 30, 2022	25,633,217	$25,634	$67,173,090	$(48,081,538)	$19,117,186
Stock-based compensation expense	-	-	225,621	-	225,621
Net loss	-	-	-	(3,826,952)	(3,826,952)
Balance at December 31, 2022	25,633,217	$25,634	$67,398,711	$(51,908,490)	$15,515,855

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,438,787)	(2,626,386)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	437,521	128,455
Changes in operating assets and liabilities:
Prepaid expenses	498,054	712,965
Accounts payable	(34,274)	(67,104)
Accrued expenses	894,144	(124,585)
Net cash used in operating activities	(4,643,342)	(1,976,655)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,646,748	-
Payment of offering costs	(248,927)	-
Proceeds from issuance of common stock upon exercise of options	52,400	-
Net cash provided by financing activities	6,450,221	-
Net increase (decrease) in cash	1,806,879	(1,976,655)
Cash, beginning of period	14,548,471	19,985,645
Cash, end of the period	$16,355,350	18,008,990

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of approximately $6.4 million for the six months ended December 31, 2022. As of December 31, 2022, the Company had an accumulated deficit of approximately $51.9 million. The Company expects to continue to generate operating losses. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements. Until such time, if ever, as the Company can generate substantial product revenue from sales of any current or future product candidates, the Company expects to seek additional funding in order to reach its development and commercialization objectives through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. The Company may not be able to obtain funding or enter into collaboration, license or development agreements on acceptable terms, or at all. The terms of any funding may be dilutive to or adversely affect the rights of the Company’s stockholders. If the Company is unable to obtain funding on satisfactory terms, or at all, the Company could be forced to delay, scale back or eliminate the development of its current or future product candidates or other business.

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

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	December 31, 2022	June 30, 2022
Prepaid insurance	$313,332	$790,343
Prepaid research and development	219,574	210,865
Prepaid other	-	29,752
Total prepaid expenses	$532,906	$1,030,960

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2022	June 30, 2022
Accrued research and development	$699,990	$105,980
Accrued payroll related expenses	295,107	25,723
Accrued other	30,750	-
Total accrued expenses	$1,025,847	$131,703

Note 5. License Agreement

In May 2020, the Company licensed certain intellectual property, know-how and clinical trial data from Vernalis Development Limited (“Vernalis”). The initial consideration in exchange for the license was $150,000 and was recorded as research and development expense in a prior period. The license term shall continue unless and until terminated for cause or insolvency, with 60 days’ prior notice by the Company, or until such time as all royalties and other sums cease to be payable in accordance with the terms of the agreement. The Company is required to pay development milestone payments related to clinical trials and granting of marketing authorization ranging from $350,000 to $3,000,000, up to a total development milestone payment of $29,900,000, and sales milestone payments of $10,000,000 and $25,000,000, in the first year when cumulative annual net sales of licensed product exceeds $500,000,000 and $1,000,000,000, respectively. The Company is also required to pay single-digit royalties on product sales over the term of the contract.

As part of the initial public offering (“IPO”) in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of $1,350,000, whether or not the Company achieves those milestones. The Company recorded the $1,350,000 payment as research and development expense in a prior period. The Company has determined that no further milestone payments are considered probable as of December 31, 2022 and therefore no liability has been recorded.

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

On September 28, 2022, the Company completed a private placement financing of 2,264,650 units (collectively, the “Units”), with each Unit consisting of (i) one share of its common stock and (ii) a warrant to purchase one share of its common stock, for aggregate gross proceeds of approximately $6,647,000 (or $2.935 per Unit). The Company received approximately $6,398,000 in net proceeds after deducting offering costs of approximately $249,000. Each warrant has an exercise price of $4.215 per share, which is subject to customary adjustments in the event of any combination or split of the Company’s common stock. The warrants expire on September 28, 2027.

Note 7. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant. In September 2020, the Company awarded 982,500 shares of restricted common stock to its former Chief Executive Officer. As of December 31, 2022, the Company had 583,387 shares available for future issuance under the 2020 Stock Incentive Plan.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as assumptions the Company makes for the volatility of its common stock, the expected term of the stock options, the risk-free interest rate for a period that approximates the expected term, and expected dividend yield. Each of these inputs is subjective and generally requires significant judgement to determine. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award.

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during the three and six months ended December 30, 2022 and 2021.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Risk-free interest rate	3.72% – 4.32%	–%	2.87% – 4.32%	0.79% – 1.1%
Expected term (in years)	4.5 – 6.25	–	4.5 – 6.25	3.0 – 4.5
Expected volatility	60.0%	–%	50.0 – 60.0%	50%
Expected dividend yield	–	–	–	–

The following table summarizes stock option activity for the six months ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2022	1,911,459	$4.63	4.4
Granted	172,654	$3.31
Exercised	(24,000)	$2.18
Forfeited	-	$-
Outstanding at December 31, 2022	2,060,113	$4.55	4.2	$137,362
Options exercisable at December 31, 2022	373,476	$2.86	3.2	75,625

The weighted-average grant date fair value of options awarded during the six months ended December 31, 2022 was approximately $1.86 per share. As of December 31, 2022, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $2.9 million which is expected to be recognized over a weighted average period of 3.1 years.

The Company recorded stock-based compensation expenses for the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Research and development	$-	$2,108	$-	$11,988
General and administrative	225,621	92,174	437,521	116,467
Total stock-based compensation expense	$225,621	$94,282	$437,521	$128,455

Note 8. Net Loss Per Share Attributable to Common Stockholders

Based on the amounts outstanding at December 31, 2022 and 2021, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended December 31, 2022 and 2021, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	December 31,
	2022	2021
Stock options outstanding	2,060,113	661,063
Warrants outstanding	2,264,650	-
Total	4,324,763	661,063

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended June 30, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended June 30, 2022 (“Annual Report”), which was filed with the SEC on September 9, 2022. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biotechnology company developing novel solutions for people suffering from acute cannabinoid intoxication (“ACI”) and substance addiction. Our lead product candidate, ANEB-001, is intended to rapidly reverse the negative effects of ACI within 1 hour of administration. The signs and symptoms of ACI range from profound sedation to anxiety and panic to psychosis with hallucinations. There is no approved medical treatment currently available to specifically alleviate the symptoms of ACI. If approved by the FDA, we believe ANEB-001 has the potential to be the first FDA approved treatment of its kind on the market for reversing the effects of THC, the principal psychoactive constituent of cannabis. Clinical trials completed to date have shown that ANEB-001 is rapidly absorbed, well tolerated and when administered to obese subjects leads to weight loss, an effect that is consistent with central CB1 antagonism. We initiated a Phase 2 proof-of-concept clinical trial in the Netherlands in December 2021. We received initial topline data from Part A of the study on June 29, 2022 and announced the results in a press release on July 5, 2022. We announced preliminary pharmacodynamic data from Part B of the study in a press release on January 9, 2023 and expect the final data from the study by the end of the first quarter of 2023. We anticipate discussing the final data from this Phase 2 clinical trial with the FDA at an End of Phase 2A meeting in the first half of 2023.

ACI episodes have become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. The ingestion of large quantities of THC is a major cause of ACI. Excessive ingestion of THC via edible products such as candies and brownies, and intoxication from synthetic cannabinoids (also known as “synthetics,” “K2” or “spice”), are two leading causes of THC-related emergency room visits. Synthetic cannabinoids are analogous to fentanyl for opioids insofar as they are more potent at the cannabinoid receptor than their natural product congener THC. In recent years, hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. Before the legalization of cannabis, an estimated 450,000 patients visited hospital emergency rooms annually for cannabis-related conditions. In 2014, this number more than doubled to an estimated 1.1 million patients, according to data published in “Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States: 2006-2014,” Journal of Addiction Medicine (May/June 2019), which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on our own analysis of the most recent NEDS data, we believe that the number of hospitalizations grew to over 1.7 million patients in 2019 and was growing at an approximately 15% compounded annual growth rate between 2012 and 2019. We believe the number of cannabis-related hospitalizations and other health problems associated with ACIs such as depression, anxiety and mental disorders will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of ACI.

In May 2020, we entered into a royalty-bearing license agreement with Vernalis Development Limited (“License Agreement”) to exploit its license compounds and licensed products to combat symptoms of ACI and substance addiction. We are currently developing our lead product candidate, ANEB-001 to quickly, and effectively, combat symptoms of ACI.

Our objective is to develop and commercialize new treatment options for patients suffering from ACI and substance addiction. Our lead product candidate is ANEB-001, a potent, small molecule cannabinoid receptor antagonist, to address the unmet medical need for a specific antidote for ACI. ANEB-001 is an orally bioavailable, rapidly absorbed treatment that we anticipate will reverse the symptoms of ACI, in most cases within 1 hour of administration. Our proprietary position in the treatment of ACI is protected by rights to patent applications covering various compositions and methods of use of the compound and delivery systems.

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

On September 25, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), pursuant to which we sold and issued to the Purchasers in a private placement financing an aggregate of 2,264,650 units (collectively, the “Units”), with each Unit consisting of (i) one share of our common stock and (ii) a warrant to purchase one share of our common stock, for an aggregate purchase price of approximately $6,647,000 (or $2.935 per Unit) (the “Private Placement”). The closing of the Private Placement occurred on September 28, 2022. The Company received approximately $6,398,000 in net proceeds from the Private Placement after deducting offering costs of approximately $249,000. Each warrant has an exercise price of $4.215 per share, which is subject to customary adjustments in the event of any combination or split of our common stock, and has a five-year term.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to ANEB-001. Our research and development expenses for the three and six months ended December 31, 2022 and 2021 included research and development consulting expenses, clinical trials, and costs associated with development of our lead product candidate, ANEB-001.

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

General and Administrative Expenses

General and administrative expenses for the three and six months ended December 31, 2022 and 2021 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2022	2021	Change	2022	2021	Change
Research and development	$1,869,920	$212,936	$1,656,984	$3,093,696	$928,034	$2,165,662
General and administrative	1,943,202	858,186	1,085,016	3,331,473	1,698,012	1,633,461
Total operating expenses	3,813,122	1,071,122	2,742,000	6,425,169	2,626,046	3,799,123
Loss from operations	(3,813,122)	(1,071,122)	(2,742,000)	(6,425,169)	(2,626,046)	(3,799,123)

Other expenses, net	(13,830)	(1,869)	(11,961)	(13,618)	(340)	(13,278)
Net loss	$(3,826,952)	$(1,072,991)	$(2,753,961)	$(6,438,787)	$(2,626,386)	$(3,812,401)

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2022	2021	Change	2022	2021	Change
Pre-clinical and clinical studies	$759,979	$99,971	$660,008	$1,491,264	$391,084	$1,100,180
Contract manufacturing	653,066	66,500	586,566	839,233	317,450	521,783
Compensation and related benefits	-	21,530	(21,530)	44,681	43,060	1,621
Stock-based compensation expense	-	2,108	(2,108)	-	11,988	(11,988)
Other research and development	456,875	22,827	434,048	718,518	164,452	554,066
Total research and development expenses	$1,869,920	$212,936	$1,656,984	$3,093,696	$928,034	$2,165,662

The overall increase in research and development expenses was primarily attributable to an increase in activities related to pre-clinical and clinical studies, and direct third-party costs incurred under agreements with CROs for ANEB-001. The increase in pre-clinical and clinical studies was related to Phase 2 clinical studies for ANEB-001. During the fiscal year ended June 30, 2022, we began fully engaging with our CMOs to produce drug substance and drug product for our clinical trials, thus increasing our contract manufacturing expense.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2022	2021	Change	2022	2021	Change
Compensation and related benefits	$602,341	$88,791	$513,550	$957,972	$179,312	$778,660
Professional and consultant fees	739,837	278,628	461,209	1,205,195	607,159	598,036
Stock-based compensation expense	225,621	92,174	133,447	437,521	116,467	321,054
Officers’ insurance	235,000	334,695	(99,695)	476,877	662,513	(185,636)
Facilities, fees and other costs	140,403	63,898	76,505	253,908	132,561	121,347
Total general and administrative expenses	$1,943,202	$858,186	$1,085,016	$3,331,473	$1,698,012	$1,633,461

The overall increase in general and administrative expenses was primarily attributable to compensation and related benefits and stock-based compensation for additional executives and employees, professional and consultant fees, including legal and accounting fees, and facilities and other costs to support our continuous growth in operations. This was partially offset by a decrease in directors’ and officers’ insurance resulting from a decrease in the yearly premium amount.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we sold 3,078,224 shares of our common stock, including the exercise by the underwriter of its option to purchase 78,224 additional shares of common stock, at a public offering price of $7.00 per share. We received net proceeds from our IPO of approximately $19.8 million, after deducting underwriter discounts and offering expenses paid by us. On September 28, 2022, we closed the Private Placement, pursuant to which we sold an aggregate of 2,264,650 Units, with each Unit consisting of (i) one share of our common stock and (ii) a warrant to purchase one share of our common stock, for an aggregate purchase price of approximately $6.6 million (or $2.935 per Unit). The Company received approximately $6.4 million in net proceeds from the Private Placement after deducting offering costs of approximately $249,000. As of December 31, 2022, we had cash of approximately $16.4 million. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash Flows

The following table sets forth a summary of our cash flows:

	Six Months Ended December 31,
	2022	2021
Net cash used in operating activities	$(4,643,342)	$(1,976,655)
Net cash provided by financing activities	6,450,221	-
Net increase (decrease) in cash	$1,806,879	$(1,976,655)

During the six months ended December 31, 2022, we used cash in operating activities of approximately $4.6 million primarily resulting from our net loss of approximately $6.4 million partially offset by the non-cash related stock-based compensation of approximately $438,000, and a change in operating assets and liabilities of approximately $1.3 million. We received cash from financing activities of approximately $6.5 million primarily resulting from the issuance of common stock and warrants of approximately $6.6 million, net of offering costs of approximately $249,000. During the six months ended December 31, 2021, we used cash in operating activities of approximately $2.0 million, primarily resulting from our net loss of approximately $2.6 million, partially offset by the non-cash related stock-based compensation of approximately $128,000, and a change in operating assets and liabilities of approximately $521,000.

Funding and Material Cash Requirements

We expect that our cash at December 31, 2022 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

In March 2022, we entered into a manufacturing agreement with a third-party CMO. The total cost for the manufacturing contract is approximately $1,923,000, which is expected to be fully incurred by the end of the first calendar quarter of 2023.

In February 2021, we entered into an agreement with a third-party CRO to manage and conduct our Phase 2 clinical trial for ANEB-001 in the Netherlands, which was initiated in December 2021. We received initial topline data from Part A of the study on June 29, 2022 and announced the results in a press release on July 5, 2022. The total cost for the CRO agreement is approximately €2,235,148, which is expected to be fully incurred by the end of the first calendar quarter of 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business, Financial Condition and Capital Requirements

We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.*

We have not generated any revenue. As of December 31, 2022, we had an accumulated deficit of approximately $51.9 million, which includes a fair value adjustment for Milestone Warrants of approximately $26.6 million. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We currently have no product revenue and will need to raise additional capital in the future, which may be unavailable to us or may cause dilution or place significant restrictions on our ability to operate.*

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash at December 31, 2022, will enable us to fund our current and planned operating expenses and capital expenditures into the second quarter of calendar year 2024. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to ANEB-001, our product candidate. On October 12, 2021, the United States Patent and Trademark Office issued to us U.S. Patent No. 11,141,404, titled “Formulations and Methods for Treating Acute Cannabinoid Overdose.” The issued patent describes the use of our investigational drug ANEB-001 to treat ACI, and is expected to provide patent protection through at least 2040. We seek to protect our proprietary position by filing additional patent applications in the United States and abroad related to aspects of our product candidate that are important to our business and maintaining and protecting our existing patent filings. Given that the development of our product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our product candidates is also at an early stage. For example, we have filed or intend to file additional patent applications related to aspects of ANEB-001, our product candidate; however, there can be no assurance that any such patent applications will issue as granted patents around the world. The requirements for patentability differ in certain countries, and certain countries have heightened requirements for patentability. Further, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidate, and provisional patent applications are not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”) or post-issuance worldwide become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, such patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents may be subject to post-grant challenge proceedings in the United States, such as post-grant or inter partes review at the USPTO or oppositions proceedings in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

If we are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain licenses from third parties, including parties involved in any such post-grant or opposition proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. Termination of these licenses or reduction or elimination of our rights under these licenses may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these licenses, including our rights to important intellectual property or technology. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products.

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

If we do not obtain patent term extension and data and marketing exclusivity for any product candidates we may develop, our business may be materially harmed.

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

Filing, prosecuting and defending patent rights on important aspects of ANEB-001 in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may develop their own products and may also export infringing products to territories where we may have patent protection, but enforcement may not be as strong as that in the United States. These products may compete with ANEB-001, and our patent or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Changes in either the patent laws or interpretation of the patent laws in the United States or foreign patent offices could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted on September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to ANEB-001 or (ii) invent any of the inventions claimed in our patents or patent applications.

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

Changes in European patent practice could also increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. No earlier than June 1, 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any patent litigation or revocation proceeding in Europe.

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

Risks Related to Government Regulation of our Industry

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.*

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

There have been judicial, congressional, and executive branch efforts to repeal, modify or delay the implementation of the law. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creates a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company’s product candidates, if approved, and accordingly, the financial operations.

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

Risks Related to Ownership of Our Common Stock

The trading price and volume of our common stock in the public markets has experienced, and may in the future experience, volatility due to a variety of factors, many of which are beyond our control.*

The trading price and volume of our common stock on The Nasdaq Capital Market has experienced, and may in the future experience, volatility. The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Health epidemics or pandemics may adversely affect our business, financial condition and results of operations.*

Health epidemics or pandemics may negatively impact worldwide economic and commercial activity and financial markets. For example, Covid-19 has previously resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Our Netherlands Trial was previously delayed due to Covid-19 and it is possible we may encounter similar delays or other disruptions associated with Covid-19 or other health epidemics or pandemics. If we or any of our business partners, clinical trial sites, suppliers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions as a result of Covid-19 (including new variants) or other health epidemic or pandemic, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, if our development of ANEB-001 were to be delayed, it may have a material adverse effect on our business, results of operations and financial condition. In addition, an epidemic’s or pandemic’s impact on the medical community and the global economy could have an adverse impact on future sales upon which we expect to derive royalties and milestones, which could lead to a decrease in our revenues, net income and assets. If the adverse effects of a health epidemic or pandemic continue for a prolonged period or result in sustained economic stress, higher inflation levels or recession, many of the other risks described in this “Risk Factors” section could be exacerbated, such as those relating to our reliance on a limited number of suppliers and our need to raise additional capital to fund our existing operations.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*

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

If our internal information technology systems or sensitive information, or those of our third-party CROs or other contractors or consultants, are or were compromised, we could experience adverse consequences from such compromise, including but not limited to, a material disruption of the development of our product candidates, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may process confidential, and sensitive information, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, “sensitive information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, our workforce works remotely at least part of the time which poses increased risks to our information technology systems and data as a result of utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

Through December 31, 2022, we have used approximately $9,843,000 of the net proceeds from the IPO for research and development expenses for ANEB-001, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 10, 2021.

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

ANEBULO PHARMACEUTICALS, INC.

Date: February 10, 2023	By:	/s/ Simon Allen
Simon Allen
Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2023	By:	/s/ Rex Merchant
Rex Merchant
Chief Financial Officer (Principal Financial and Accounting Officer)

