Form 10-Q
period 2023-03-31
Anebulo Pharmaceuticals, Inc.
filed 2023-05-11
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 9, 2023, the registrant had 25,633,217 shares of common stock, par value $0.001 per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding our capital requirements, revenue, expenses and other operating results, and needs for additional financing;
●	the timing or outcome of any of our regulatory submissions or discussions with regulatory authorities;
●	the timing and conduct of our clinical trials, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;
●	the clinical utility of, potential advantages of and timing or likelihood of regulatory filings and approvals for, ANEB-001;
●	the market opportunity for ANEB-001, if approved;
●	our expectations regarding future growth;
●	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
●	our ability to maintain our existing licensing arrangements and enter into and maintain other collaborations or licensing arrangements;
●	our estimates regarding the commercial potential and market opportunity for our product candidates;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the impact on our business of economic or political events or trends; and
●	the impact of governmental laws and regulations.

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

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash	$14,164,805	$14,548,471
Prepaid expenses	267,801	1,030,960
Total assets	$14,432,606	$15,579,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$570,902	$380,828
Accrued expenses	920,183	131,703
Total liabilities	$1,491,085	$512,531

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, no shares issued or outstanding at March 31, 2023 and June 30, 2022	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 25,633,217 and 23,344,567 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	25,634	23,345
Additional paid-in capital	67,622,348	60,513,258
Accumulated deficit	(54,706,461)	(45,469,703)
Total stockholders’ equity	12,941,521	15,066,900
Total liabilities and stockholders’ equity	$14,432,606	$15,579,431

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Research and development	$1,089,342	$915,363	$4,183,038	$1,843,397
General and administrative	1,774,699	964,281	5,106,172	2,662,293
Total operating expenses	2,864,041	1,879,644	9,289,210	4,505,690
Loss from operations	(2,864,041)	(1,879,644)	(9,289,210)	(4,505,690)

Other income, net	66,070	3,153	52,452	2,813
Net loss	$(2,797,971)	$(1,876,491)	$(9,236,758)	$(4,502,877)
Weighted average common shares outstanding, basic and diluted	25,633,217	23,344,567	24,888,916	23,344,567
Net loss per share, basic and diluted	$(0.11)	$(0.08)	$(0.37)	$(0.19)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	23,344,567	$23,345	$60,032,597	$(38,644,084)	$21,411,858
Stock-based compensation expense	-	-	34,173	-	34,173
Net loss	-	-	-	(1,553,395)	(1,553,395)
Balance at September 30, 2021	23,344,567	23,345	60,066,770	(40,197,479)	19,892,636
Stock-based compensation expense	-	-	94,282	-	94,282
Net loss	-	$-	$-	$(1,072,991)	$(1,072,991)
Balance at December 31, 2021	23,344,567	$23,345	$60,161,052	$(41,270,470)	$18,913,927
Stock-based compensation expense	-	-	125,254	-	125,254
Net loss	-	-	-	(1,876,491)	(1,876,491)
Balance at March 31, 2022	23,344,567	$23,345	$60,286,306	$(43,146,961)	$17,162,690

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	23,344,567	$23,345	$60,513,258	$(45,469,703)	$15,066,900
Issuance of common stock, net of offering costs of $248,927	2,264,650	2,265	6,395,556	-	6,397,821
Common stock issued upon exercise of options	24,000	24	52,376	-	52,400
Stock-based compensation expense	-	-	211,900	-	211,900
Net loss	-	-	-	(2,611,835)	(2,611,835)
Balance at September 30, 2022	25,633,217	$25,634	$67,173,090	$(48,081,538)	$19,117,186
Stock-based compensation expense	-	-	225,621	-	225,621
Net loss	-	-	-	(3,826,952)	(3,826,952)
Balance at December 31, 2022	25,633,217	$25,634	$67,398,711	$(51,908,490)	$15,515,855
Stock-based compensation expense	-	-	223,637	-	223,637
Net loss	-	-	-	(2,797,971)	(2,797,971)
Balance at March 31, 2023	25,633,217	$25,634	$67,622,348	$(54,706,461)	$12,941,521

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,236,758)	$(4,502,877)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	661,158	253,709
Changes in operating assets and liabilities:
Prepaid expenses	763,159	967,106
Accounts payable	190,074	(26,771)
Accrued expenses	788,480	(129,085)
Net cash used in operating activities	(6,833,887)	(3,437,918)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,646,748	-
Payment of offering costs	(248,927)	-
Proceeds from issuance of common stock upon exercise of options	52,400	-
Net cash provided by financing activities	6,450,221	-
Net decrease in cash	(383,666)	(3,437,918)
Cash, beginning of period	14,548,471	19,985,645
Cash, end of the period	$14,164,805	$16,547,727

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of approximately $9.2 million for the nine months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of approximately $54.7 million. The Company expects to continue to generate operating losses. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the condensed financial statements. Until such time, if ever, as the Company can generate substantial product revenue from sales of any current or future product candidates, the Company expects to seek additional funding in order to reach its development and commercialization objectives through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. The Company may not be able to obtain funding or enter into collaboration, license or development agreements on acceptable terms, or at all. The terms of any funding may be dilutive to or adversely affect the rights of the Company’s stockholders. If the Company is unable to obtain funding on satisfactory terms, or at all, the Company could be forced to delay, scale back or eliminate the development of its current or future product candidates or other business prospects.

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

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2023	June 30, 2022
Prepaid insurance	$78,332	$790,343
Prepaid research and development	142,970	210,865
Prepaid other	46,499	29,752
Total prepaid expenses	$267,801	$1,030,960

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2023	June 30, 2022
Accrued research and development	$591,434	$105,980
Accrued payroll related expenses	297,999	25,723
Accrued audit expenses	30,750	-
Total accrued expenses	$920,183	$131,703

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

As part of the initial public offering (“IPO”) in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of $1,350,000, whether or not the Company achieves those milestones. The Company recorded the $1,350,000 payment as research and development expense in a prior period. The Company has determined that no further milestone payments are considered probable as of March 31, 2023 and therefore no liability has been recorded.

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

Note 7. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant. In September 2020, the Company awarded 982,500 shares of restricted common stock to its former Chief Executive Officer. As of March 31, 2023, the Company had 594,187 shares available for future issuance under the 2020 Stock Incentive Plan.

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

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during the three and nine months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Risk-free interest rate	–%	1.29% – 2.14%	2.87% – 4.32%	0.79% – 2.14%
Expected term (in years)	–	4.5	4.5 – 6.25	3.0 – 4.5
Expected volatility	–%	50.0%	50.0 – 60.0%	50%
Expected dividend yield	–	–	–	–

The following table summarizes stock option activity for the nine months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2022	1,911,459	$4.63	4.4
Granted	172,654	$3.31
Exercised	(24,000)	$2.18
Forfeited	(10,800)	$6.00
Outstanding at March 31, 2023	2,049,313	$4.54	4.0	$415,956
Options exercisable at March 31, 2023	661,867	$4.33	3.4	250,815

The grant date fair value of options awarded during the nine months ended March 31, 2023 was approximately ($1.86) per share. As of March 31, 2023, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $2.7 million which is expected to be recognized over a weighted average period of 2.9 years.

The Company recorded stock-based compensation expenses for the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Research and development	$-	$245	$-	$12,233
General and administrative	223,637	125,009	661,158	241,476
Total stock-based compensation expense	$223,637	$125,254	$661,158	$253,709

Note 8. Net Loss Per Share Attributable to Common Stockholders

Based on the amounts outstanding at March 31, 2023 and 2022, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended March 31, 2023 and 2022, because including them would have had an anti-dilutive effect. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

	March 31,
	2023	2022
Stock options outstanding	2,049,313	1,483,833
Warrants outstanding	2,264,650	-
Total	4,313,963	1,483,833

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

Overview

We are a clinical-stage biotechnology company developing novel solutions for people suffering from acute cannabinoid intoxication (“ACI”) and substance addiction. Our lead product candidate, ANEB-001, is intended to rapidly reverse the negative effects of ACI within 1 hour of administration. The signs and symptoms of ACI range from profound sedation to anxiety and panic to psychosis with hallucinations. There is no approved medical treatment currently available to specifically alleviate the symptoms of ACI. If approved by the FDA, we believe ANEB-001 has the potential to be the first FDA approved treatment of its kind on the market for reversing the effects of THC, the principal psychoactive constituent of cannabis. Clinical trials completed to date have shown that ANEB-001 is rapidly absorbed, well tolerated and when administered to obese subjects leads to weight loss, an effect that is consistent with central CB1 antagonism. We initiated a Phase 2 proof-of-concept clinical trial in the Netherlands in December 2021. We received initial topline data from Part A of the study on June 29, 2022 and announced the results in a press release on July 5, 2022. We announced preliminary pharmacodynamic data from Part B of the study in a press release on January 9, 2023. On March 28, 2023, we announced complete results from Part A and Part B of our Phase 2 clinical trial and have requested an End of Phase 2A meeting with the FDA to discuss the final data from this study. We anticipate the End of Phase 2A meeting will occur by the third quarter of calendar 2023  .

ACI episodes have become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. The ingestion of large quantities of THC is a major cause of ACI. Excessive ingestion of THC via edible products such as candies and brownies, and intoxication from synthetic cannabinoids (also known as “synthetics,” “K2” or “spice”), are two leading causes of THC-related emergency room visits. Synthetic cannabinoids are analogous to fentanyl for opioids insofar as they are more potent at the cannabinoid receptor than their natural product congener THC. In recent years, hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. Before the legalization of cannabis, an estimated 450,000 patients visited hospital emergency rooms annually for cannabis-related conditions. In 2014, this number more than doubled to an estimated 1.1 million patients, according to data published in “Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States: 2006-2014,” Journal of Addiction Medicine (May/June 2019), which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on our own analysis of the most recent NEDS data, we believe that the number of hospitalizations grew to over 1.7 million patients in 2019 and was growing at an approximately 15% compounded annual growth rate between 2012 and 2019  . We believe the number of cannabis-related hospitalizations and other health problems associated with ACIs such as depression, anxiety and mental disorders will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of ACI.

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

We were incorporated in Delaware on April 23, 2020, and commenced operations in May 2020. Our operations to date have consisted of organizing and acquiring the license rights to Vernalis’ licensed products, assembling an executive team, preparing for, commencing and completing a Phase 2 proof-of-concept trial, which required the synthesis of a new active pharmaceutical ingredient, the development and filing of a clinical trial protocol with regulatory agencies in Europe and raising capital. Prior to our initial public offering (“IPO”), we funded our operations through a private placement of our series A convertible preferred stock and issuance of two promissory notes to a related party.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to ANEB-001. Our research and development expenses for the three and nine months ended March 31, 2023 and 2022 included research and development consulting expenses, clinical trials, and costs associated with development of our lead product candidate, ANEB-001.

We anticipate that our research and development activities will account for a significant portion of our operating expenses and these costs are expensed as incurred . We expect to significantly increase our research and development efforts as we continue to develop ANEB-001 and conduct clinical trials with patients suffering from symptoms of ACI, as well as continue to expand our product-candidate pipeline. Research and development expenses include:

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

General and Administrative Expenses

General and administrative expenses for the three and nine months ended March 31, 2023 and 2022 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations:

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2023	2022	Change	2023	2022	Change
Research and development	$1,089,342	$915,363	$173,979	$4,183,038	$1,843,397	$2,339,641
General and administrative	1,774,699	964,281	810,418	5,106,172	2,662,293	2,443,879
Total operating expenses	2,864,041	1,879,644	984,397	9,289,210	4,505,690	4,783,520
Loss from operations	(2,864,041)	(1,879,644)	(984,397)	(9,289,210)	(4,505,690)	(4,783,520)

Other income, net	66,070	3,153	62,917	52,452	2,813	49,639
Net loss	$(2,797,971)	$(1,876,491)	$(921,480)	$(9,236,758)	$(4,502,877)	$(4,733,881)

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2023	2022	Change	2023	2022	Change
Pre-clinical and clinical studies	$442,852	$692,871	$(250,019)	$1,934,116	$1,083,954	$850,162
Contract manufacturing	118,197	110,989	7,208	957,430	428,439	528,991
Compensation and related benefits	-	21,530	(21,530)	44,681	64,590	(19,909)
Stock-based compensation expense	-	245	(245)	-	12,233	(12,233)
Other research and development	528,293	89,728	438,565	1,246,811	254,181	992,630
Total research and development expenses	$1,089,342	$915,363	$173,979	$4,183,038	$1,843,397	$2,339,641

The overall increases in research and development expenses for the three and nine months ended March 31, 2023 compared with the prior year periods were primarily attributable to an increase in activities related to pre-clinical and clinical studies, and direct third-party costs incurred under agreements with CROs for ANEB-001. During the fiscal year ended June 30, 2022, we began fully engaging with our CMOs to produce drug substance and drug product for our clinical trials, thus increasing our contract manufacturing expense. The decrease in pre-clinical and clinical studies for the three months ended was due to timing of work necessary to support Phase 2 clinical development of oral ANEB-001.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2023	2022	Change	2023	2022	Change
Compensation and related benefits	$615,690	$209,835	$405,855	$1,573,662	$389,147	$1,184,515
Professional and consultant fees	633,804	203,465	430,339	1,838,999	810,624	1,028,375
Stock-based compensation expense	223,637	125,009	98,628	661,158	241,476	419,682
Officers’ insurance	235,000	334,695	(99,695)	711,877	997,208	(285,331)
Facilities, fees and other costs	66,568	91,277	(24,709)	320,476	223,838	96,638
Total general and administrative expenses	$1,774,699	$964,281	$810,418	$5,106,172	$2,662,293	$2,443,879

The overall increases in general and administrative expenses for the three and nine months ended March 31, 2023 compared with the prior year periods were primarily attributable to compensation and related benefits and stock-based compensation for additional executives and employees, professional and consultant fees, including legal and accounting fees, and facilities and other costs to support our continuous growth in operations. This was partially offset by a decrease in directors’ and officers’ insurance resulting from a decrease in the yearly premium amount.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we sold 3,078,224 shares of our common stock, including the exercise by the underwriter of its option to purchase 78,224 additional shares of common stock, at a public offering price of $7.00 per share. We received net proceeds from our IPO of approximately $19.8 million, after deducting underwriter discounts and offering expenses paid by us. On September 28, 2022, we closed the Private Placement, pursuant to which we sold an aggregate of 2,264,650 Units, with each Unit consisting of (i) one share of our common stock and (ii) a warrant to purchase one share of our common stock, for an aggregate purchase price of approximately $6.6 million (or $2.935 per Unit). The Company received approximately $6.4 million in net proceeds from the Private Placement after deducting offering costs of approximately $249,000. As of March 31, 2023, we had cash of approximately $14.2 million. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash Flows

The following table sets forth a summary of our cash flows:

	Nine Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(6,833,887)	$(3,437,918)
Net cash provided by financing activities	6,450,221	-
Net increase (decrease) in cash	$(383,666)	$(3,437,918)

During the nine months ended March 31, 2023, we used cash in operating activities of approximately $6.8 million primarily resulting from our net loss of approximately $9.2 million partially offset by the non-cash stock-based compensation of approximately $661,000, and a change in operating assets and liabilities of approximately $1.7 million. We received cash from financing activities of approximately $6.5 million primarily resulting from the issuance of common stock and warrants of approximately $6.6 million, net of offering costs of approximately $249,000. During the nine months ended March 31, 2022, we used cash in operating activities of approximately $3.4 million, primarily resulting from our net loss of approximately $4.5 million, partially offset by the non-cash stock-based compensation of approximately $254,000, and a change in operating assets and liabilities of approximately $811,000.

Funding and Material Cash Requirements

We expect that our cash at March 31, 2023 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

In March 2022, we entered into a manufacturing agreement with a third-party CMO. The total cost for the manufacturing contract is approximately $1,923,000, which is expected to be fully incurred by the end of the second calendar quarter of 2023.

In February 2021, we entered into an agreement with a third-party CRO to manage and conduct our Phase 2 clinical trial for ANEB-001 in the Netherlands, which was initiated in December 2021. The total cost for the CRO agreement is approximately €2,235,148, which is expected to be fully incurred by the end of the second calendar quarter of 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report and in this Quarterly Report, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 1A, “Risk Factors.” We have marked with an asterisk (*) those risk factors that did not appear as risk factors in, or contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to our Business, Financial Condition and Capital Requirements

We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.*

We have not generated any revenue. As of March 31, 2023, we had an accumulated deficit of approximately $54.7 million, which includes a fair value adjustment for Milestone Warrants of approximately $26.6 million. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered in connection with the clinical trials that will be conducted and on the development of new solutions to common addictions. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund the operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We currently have no product revenue and will need to raise additional capital in the future, which may be unavailable to us or may cause dilution or place significant restrictions on our ability to operate.*

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash at March 31, 2023, will enable us to fund our current and planned operating expenses and capital expenditures into the second quarter of calendar year 2024. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

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

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

We currently outsource, and from time to time in the future may outsource, a portion of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business.*

We currently, and from time to time in the future, may outsource portions of our internal business functions to third-party providers. For example, on March 2, 2023, we entered into a master services agreement with Potrero Hill Advisors, LLC (“Potrero”), pursuant to which, among other things, Potrero will serve as an independent consultant for purposes of providing us with certain strategic and financial advice and support services, including the services of Sandra A. Gardiner as our Acting Chief Financial Officer. If these third-party providers do not perform as expected or if they choose to discontinue providing services to us, we may experience significant disruptions in our operations, including our ability to timely comply with our reporting obligations.

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

There have been judicial, congressional, and executive branch efforts to repeal, modify or delay the implementation of the law. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and created a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company’s product candidates, if approved, and accordingly, the financial operations.

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

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.*

As a company with less than $1.235 billion in annual revenue, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.235 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter, or have annual revenue is less than $100.0 million during the most recently completed fiscal year and have a public float of less than $700 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising all of the proceeds we seek in this offering.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. As a further example, effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, bank failures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Through March 31, 2023, we have used approximately $12 million of the net proceeds from the IPO for research and development expenses for ANEB-001, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 10, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.3	Amended and Restated Bylaws of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen Stock Certificate for Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.3	Investors’ Rights Agreement, dated June 18, 2020, between Anebulo Pharmaceuticals, Inc. and 22NW, LP (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.4	Securities Purchase Agreement, dated September 25, 2022, by and between Anebulo Pharmaceuticals, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2022).
4.5	Form of Common Stock Purchase Warrant, issued September 28, 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2022).
10.1	Master Services Agreement, dated March 2, 2023, between the Company and Potrero Hill Advisors, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANEBULO PHARMACEUTICALS, INC.

Date: May 11, 2023	By:	/s/ Simon Allen
Simon Allen
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Sandra Gardiner
Sandra Gardiner
Acting Chief Financial Officer (Principal Financial and Accounting Officer)

