Form 10-K
period 2023-06-30
Anebulo Pharmaceuticals, Inc.
filed 2023-09-22
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-40388

ANEBULO PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	85-1170950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1017 Ranch Road 620 South, Suite 107 Lakeway, Texas	78734
(Address of principal executive offices)	(Zip Code)

(512) 598-0931

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ANEB	Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.1D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $9,468,006 based on the closing price of the Registrant’s common stock on the Nasdaq Capital Market on December 31, 2022. The calculation of the aggregate market value of voting and non-voting common stock excludes shares held by executive officers, directors and stockholders that the Registrant concluded were affiliates of the Registrant on such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of September 14, 2023 was 25,633,217 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement (the “Proxy Statement”) that will be filed for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties of which you should be aware, including those described in the section entitled “Risk Factors.” These risks include the following:

●	We have not generated any revenue since our inception and expect to incur future losses and may never become profitable. Our business is highly dependent on our lead product candidate, ANEB-001, and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.
●	We currently rely on a license from a third party, and in the future may rely on additional licenses from other third parties, in relation to our development of ANEB-001, and if we fail to comply with our obligations under our current or future intellectual property license agreements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.
●	We currently have no product revenue and will need to raise additional capital in the future, which may be unavailable to us or may cause dilution or place significant restrictions on our ability to operate.
●	Our current and future operations substantially depend on our Founder and Chief Executive Officer and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.
●	If we are unable to obtain and maintain patent protection for important aspects of ANEB-001, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products that are similar or identical to ours, and our ability to successfully commercialize our current or future product candidates may be adversely affected.
●	We currently have no marketing and sales organization and we have no direct experience marketing pharmaceutical products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after approval, we may not be able to generate product revenues.
●

We are relying on clinical trials performed by our licensor Vernalis Development Limited, formerly Vernalis (R&D) Limited (“Vernalis”), a third party, for a different indication, and the FDA or a foreign equivalent regulator may disagree with our ability to reference clinical data from third-party trials.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing novel solutions for people suffering from acute cannabinoid intoxication (“ACI”) and substance addiction. Our lead product candidate, ANEB-001, is intended to rapidly reverse the negative effects of ACI and reduce time to recovery. The more severe signs and symptoms of ACI range from profound sedation to anxiety and panic to psychosis with hallucinations. There is no approved medical treatment currently available to specifically alleviate the symptoms of ACI and we are not aware of any competing products that are further along in the development process than ANEB-001 in reversing the effects of delta-9-tetrahydrocannabinol, better known as THC, the primary psychoactive constituent of cannabis. Previous clinical trials conducted by a third party have shown that ANEB-001 is rapidly absorbed, well tolerated and when repeatedly administered to obese subjects led to weight loss, an effect that is consistent with central CB1 antagonism. In March 2021, our European clinical trial application (“CTA”), which is equivalent to an investigational new drug application in the United States, was accepted in the Netherlands to allow us to utilize ANEB-001 in a Phase 2 human proof-of-concept trial (the “Netherlands Trial”) for potential use as a treatment for ACI. The study was designed to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single dose of ANEB-001 in treating healthy subjects challenged with THC. We announced on January 3, 2022 that the first patient had been dosed in the Netherlands Trial. On May 11, 2022, we announced the dosing of all 60 subjects in Part A of the Netherlands Trial. On March 28, 2023, we announced complete results from Part A and Part B of the Netherlands Trial, in a total of 134 subjects. Dosing of an additional 20 subjects in an open-label extension of the study (Part C) was initiated in July 2023 and completed in August 2023. We met with the FDA in July 2023 for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of ANEB-001 and, received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of ANEB-001 in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application. In addition, an observational study in patients presenting to emergency departments with ACI is currently ongoing. The study will determine concentrations of cannabinoids and metabolites in plasma and gather information on signs and symptoms, patients’ disposition and selected assessments, where possible. We believe the data generated from the Netherlands Trial provide support for our development pathway.

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

In recent years, hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. Before the legalization of cannabis, an estimated 450,000 patients visited hospital emergency rooms annually for cannabis-related conditions. In 2014, this number more than doubled to an estimated 1.1 million patients, according to data published in “Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States: 2006-2014,” Journal of Addiction Medicine (May/June 2019), which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on our own analysis of the most recent NEDS data, we believe that the number of emergency department visits grew to 1.7 million patients in 2019 and was growing at an approximately 15% compounded annual growth rate between 2011 and 2019. We believe the number of cannabis-related emergency department visits, including other health problems associated with ACI such as depression, anxiety and mental disorders will continue to increase substantially as more states pass laws legalizing cannabis for medical or recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of ACI.

Our Lead Product Candidate

Our objective is to develop and commercialize new treatments options for patients suffering from ACI and substance addiction. Our lead product candidate is ANEB-001, a potent, small molecule antagonist of cannabinoid binding receptor type-1 (“CB1”), the primary receptor involved in the psychotropic effects of cannabinoids, with the potential to address the unmet medical need for a therapy to treat ACI. ANEB-001 is an orally bioavailable, rapidly absorbed treatment that we anticipate will rapidly reverse the symptoms of ACI and reduce the time to recovery. Our proprietary position in the treatment of ACI is protected by one issued US patent and one allowed US patent and rights to six additional patent applications, two pending Patent Cooperation Treaty (PCT) applications and additional international patent applications, covering various methods of use of the compound, aspects of ANEB-001, and delivery systems. We began our Phase 2 trial in the Netherlands on December 2021 and announced complete data from Part A and Part B of the Netherlands Trial in March 2023. Dosing of an additional 20 subjects in an open-label extension of the study (Part C) was initiated in July 2023 and completed in August 2023. In July 2023, we met with the FDA for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of ANEB-001, and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of ANEB-001 in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application. We are targeting to initiate Phase 3 registrational studies in the first half of calendar 2024.

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

Our Market Opportunity

ACI has become a widespread health issue in the United States as an increasing number of states have legalized cannabis for medical or recreational use. As of June 30, 2023, cannabis was legal for recreational use in 23 states and the District of Columbia and for medical use in 38 states.

ACI frequently occurs due to the ingestion of edibles, which can contain relatively large amounts of THC, and consumption of synthetics. Symptoms of ACI produced by edibles and synthetics can include psychosis, panic and anxiety, feelings of paranoia, agitation, hallucinations, nausea, vomiting, cardiac arrhythmias, seizures and death. These symptoms can require emergency medical attention and can take hours to days to resolve. According to an article published in the Journal of Addiction Medicine that analyzed data from NEDS, an estimated 1.1 million emergency department visits were associated with cannabis in 2014. We have performed our own independent analysis of all currently available NEDS datasets and estimated that the number of cannabis-associated emergency department visits increased to 1.7 million patients in 2019. The number of cannabis-associated emergency department visits has grown at a 15% compounded annual growth rate from 2011 to 2019, which is when states first began legalizing recreational cannabis use.

Source for 2006-2014: Shen, J. J., Shan, G., Kim, P. C., Yoo, J. W., Dodge-Francis, C., & Lee, Y.-J. (2018). Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States. Journal of Addiction Medicine, doi:10.1097/adm.0000000000000479, Source for 2015-2019: Company analysis of NEDS database.

We believe that both the number of cannabis-associated emergency department visits and the unmet medical need will continue to grow due to the increasing availability and consumption of edibles. In THC-containing edibles, the dose of THC can be as much as eight times more potent than a rolled marijuana cigarette. Edibles are frequently manufactured as common consumer products, such as brownies, cookies, candies and gummy snacks with brightly-colored packaging. THC concentrations in edibles peak after a delay of about two to four hours from ingestion. This time to peak concentration contrasts with smoking cannabis, which causes THC concentrations to peak in about three to 10 minutes from inhalation. Consumers possibly will approach edibles with the same serving size expectations as consumer products without THC. Moreover, children are particularly at risk for accidentally consuming edibles due to the edibles’ brightly-colored packaging and formulation into candies and sweets. The confluence of these factors can be dangerous and increases the risk of ACI. Emergency department visits were 33 times more likely for edibles as compared with other routes of cannabis consumption, according to the recent article “Mental Health-related Emergency Department Visits Associated with Cannabis in Colorado,” published in Academic Emergency Medicine (May 2018). Sales of edibles are rapidly growing, according to data collected by Statista, and are expected to continue growing into the future.

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

Our Growth Strategy

Our goal is to create a therapeutic to treat the underlying cause of ACI. As noted above, there are currently no FDA approved medical treatments on the market to specifically alleviate the negative neuropsychological effects of ACI. The absence and growing unmet need for such a treatment gives us the unique opportunity to create a novel solution and become a leader in the cannabinoid treatment space. To achieve our goal, our strategy will be guided by the following principles:

●	Develop and commercialize our ANEB-001 antagonist in the United States. We commenced our Netherlands Trial in December 2021 and announced complete results from Part A and Part B of the Netherlands Trial in March 2023. Dosing of an additional 20 subjects in an open-label extension of the study (Part C) was initiated in July 2023 and completed in August 2023. In July 2023, we met with the FDA for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of ANEB-001, and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of ANEB-001 in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application.

●	Explore strategic collaborations to commercialize ANEB-001. Our plan is to widely commercialize ANEB-001, if approved. To accomplish this objective, we may partner with companies that possess a direct sales force and sales representatives.

●	Strive for capital efficiency in developing ANEB-001. We aim to be capital efficient in our development of ANEB-001 by outsourcing our clinical research and data management. We anticipate this will lower our clinical development costs and improve our ability to efficiently commercialize ANEB-001 if it is approved by the FDA.

●	Introduce promising product candidate extensions. We are in the initial stages of developing a non-oral formulation of ANEB-001.

●	Develop future product candidates to treat substance-related addiction. We intend to leverage our expertise in the endocannabinoid system to develop additional product candidates for the treatment of substance addiction. CB1 antagonists have been shown to be promising in treating substance-related addiction. We believe that there is a large and growing unmet medical need for new treatment options because of the opioid epidemic.

Our Clinical Trials and Milestones

We are developing ANEB-001 as an acute treatment to quickly and effectively combat the symptoms of ACI. ANEB-001 was originally under development by Vernalis as a potential chronic treatment for obesity and other metabolic indications.

Preclinical Data

The initial preclinical characterization of ANEB-001 was performed at Vernalis’ internal laboratory in the United Kingdom between 2003 and 2006. The compound was tested as a displacer in established radioligand binding assays for the CB1 receptor. ANEB-001 displaced the antagonist radioligand, [3H]-SR141716A from the human CB1 receptor with high affinity (0.55 nM) and was shown to be a competitive antagonist in cAMP assays. In vitro testing as a displacer in 90 binding assays and 19 enzyme and functional assays, showed that ANEB-001 had >1000x selectivity with the human CB1 receptor over all other tested receptors. Further, Vernalis demonstrated that oral administration of ANEB-001 reduced THC-induced hypolocomotion in mice after 30 minutes, effectively reversing the action of THC. C57 mice administered THC 3 mg/kg in 10 minutes pre-test exhibited reduced locomotor activity when placed in automated locomotor activity cages for 15 minutes. Providing it orally at a dose of 30 mg/kg 30 minutes pre-test significantly reversed the action of THC on the total activity time parameter (p<0.01 by one way ANOVA and Newman Keuls test, n=7 per group).

Historical Clinical Studies

In 2006 and 2007, two Phase 1 studies for the treatment of obesity were conducted by Vernalis for ANEB-001.

First Phase 1 trial

The Phase 1 study (V24343-1Ob-01) administered single (Part A) and multiple (Part B) ascending doses of ANEB-001 dosed daily for up to 14 days in otherwise healthy overweight and mildly obese subjects.

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

Vernalis also measured the impact of ANEB-001 on anxiety and depression in Part B of the Phase 1 study. Vernalis measured anxiety by using the Spielberger state score, a commonly used measure of trait and state anxiety. Vernalis found no significant impact on anxiety, except for the 200/50 mg arm (which represents a loading does of 200mg followed by a once daily (“OD”) 50mg dose), which showed increased anxiety at all assessment times. The change was driven by a single subject and may be explained by somatic adverse events, which contributed to the Spielberger score. For depression, HAMD21 was used and small increases were noted in the 75/15 mg and 200/50 mg dose, which we believe were likely driven by somatic symptoms.

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

The results of the historical Phase 1 studies demonstrate that ANEB-001 was well tolerated among healthy and obese subjects. There were no serious adverse events. The most commonly reported adverse event was gastrointestinal discomfort, which also occurred in subjects that were administered placebos. Based on the promising results of the historical Phase 1 studies, we believe ANEB-001 may offer the following clinical and product benefits:

●	Oral bioavailability. ANEB-001 will be available as an oral treatment in the form of a pill, capsule or tablet.

●	Rapid onset of action. ANEB-001 has shown CB1 antagonist effects in clinical studies – rapid reversal of signs and symptoms of ACI – in as little as 1 hour.

●	Low likelihood of drug-to-drug interactions. Preclinical testing demonstrated that ANEB-001 did not inhibit the metabolic enzymes cytochromes 1A2, 2C9, 2C19, 2D6 and 3A4 at pharmacologically relevant concentrations.

●	Potential First-in-Class Treatment. We are currently not aware of any competing products that are further along in the development process than ANEB-001 to specifically reverse the symptoms of ACI.

●	No serious adverse events. A single dose of the drug is unlikely to produce adverse events associated with chronic dosing. The most commonly reported adverse effect in the previous Phase 1 studies was gastrointestinal discomfort, which also occurred in subjects who were administered a placebo.

Anebulo Clinical Studies

Phase 2 THC Challenge Study in Healthy Volunteers

We commenced the Netherlands Trial in December 2021 at the Center for Human Drug Research (“CHDR”) in the Netherlands to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single dose of ANEB-001 in treating healthy subjects challenged with delta-9-tetrahydrocannabinol, better known as THC, the primary psychoactive constituent of cannabis.

Part A of the study was a randomized, double-blind, placebo-controlled trial in 60 healthy adult occasional cannabis users randomized to three treatment arms of 20 subjects per arm. All subjects were challenged with a single oral dose of 10.5 mg THC and then treated with single oral doses of 50 mg ANEB-001, 100 mg ANEB-001, or placebo. Subjects were monitored for 24 hours to assess safety, tolerability, and pharmacokinetics, and repeatedly tested to determine potential effects on endpoints related to ACI symptoms. The tests also included a series of validated measures of subjective CNS symptoms using visual analog scale (“VAS”) assessments, as well as objective measures of intoxication. Part B of the study was an adaptive design that included six cohorts of up to 15 healthy adults to examine different doses of THC and ANEB-001, and the impact of delayed dosing of ANEB-001 or placebo. Part B of the study was a randomized, double-blind, placebo-controlled phase. A total of 74 subjects participated in Part B. On March 28, 2023, we announced complete results from our Part A and Part B of the Netherlands Trial in a total of 134 subjects. Dosing of an additional 20 subjects in an open-label extension of the study (Part C) was initiated in July 2023 and completed in August 2023. Part C of the study was an open-label phase with 2 cohorts of 10 subjects. We believe the data generated from the Netherlands Trial provide support for our development pathway.

Data from Part A of the study previously showed positive protective effects of a single oral dose of 50 or 100 mg ANEB-001 when co-administered with an oral challenge dose of 10.5 mg THC. Subjects challenged with 10.5 mg THC and treated with placebo showed substantial CNS effects including feeling high, decreased alertness, increased body sway, and increased heart rate. Compared to placebo, treatment of subjects with ANEB-001 led to a significant, robust, and sustained reduction in the VAS feeling high score (p < 0.0001 at both dose levels) and improvement in the VAS alertness scale (p < 0.01). In addition, the proportion of subjects reporting feeling high on the VAS was significantly reduced by ANEB-001 (p < 0.001). Although THC-induced effects on body sway and heart rate in Part A of the study were small, there was also a trend towards statistical improvement of these parameters with ANEB-001 treatment compared to placebo. The 50 mg and 100 mg doses had similar results, suggesting that lower doses should be explored.

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

Based on the encouraging data from Part A, we initiated Part B of the study at CHDR on July 26, 2022. In total, Parts A and B of the Phase 2 study enrolled 134 healthy subjects. In Part B of the study, subjects were challenged with substantially higher oral doses of THC (21, 30, or 40 mg) and treated with lower doses of ANEB-001 (10 or 30 mg) or a matching placebo. Delayed dosing of ANEB-001 was also examined by introducing a one-hour pause between the THC challenge and treatment with the ANEB-001 or placebo. The final cohort of the study included the administration of a high-fat meal prior to the THC challenge.

Based on the final data for Part B of the study, a single low oral dose of ANEB-001 (10 mg) administered 1 hour after a THC challenge rapidly and statistically significantly reversed key psychotropic effects of THC doses as high as 30 mg, including a reduction in the VAS for feeling high (p=<0.0001) and improvement in VAS alertness (p=0.0042) and reduced body sway (p=0.0196). In a pre-specified pooled analysis of data for the combined 21 mg or 30 mg THC dose levels, a single 10 mg of ANEB-001 administered one hour after THC achieved statistical significance on all primary outcomes, including a reduction in VAS feeling high (p=<0.0001), improvement in VAS alertness (p=0.0024), reduced body sway (p=0.0014), and reduction in heart rate (p=0.0125). ANEB-001 also reduced the time required for the THC effects to normalize back to baseline.

The Phase 2 study was conducted in the Netherlands by the CHDR. A total of 134 healthy subjects were enrolled. All subjects received oral THC challenge doses. In total, 91 subjects received single oral doses of ANEB-001. Pharmacodynamic outcomes were assessed by mixed-effect model repeated measures (“MMRM”) analysis of covariance (“ANCOVA”) through 8 hours post-ANEB-001 dosing. Safety was assessed by continuous observation for 24 hours and followed up at 7 to 14 days after treatment. ANEB-001 was well tolerated in this study and there were no serious adverse events. At the 30 mg THC dose, prior to dosing ANEB-001 or placebo, subjects developed mild to moderate THC-related symptoms including moderate euphoria, nausea, and/or vomiting, and mild bradyphrenia, dizziness, paresthesia, and/or feeling emotional. After delayed dosing of 10 mg ANEB-001 or placebo following a 21 mg or 30 mg THC challenge dose, the adverse events considered possibly or probably related to ANEB-001 were mild except for one case of moderate nausea/vomiting at THC doses of 21 mg and 30 mg; the incidence of dizziness and euphoria was greater in the placebo treated subjects. Administration of a high-fat meal delayed the absorption of THC resulting in blunted effects of a 30 mg THC dose on many of the outcomes. However, delayed dosing of 10 mg ANB-001 still significantly reduced VAS feeling high in fed subjects (p=0.0030).

Part C of the study was an open-label phase with two cohorts of 10 subjects each. Subjects in Cohort 7 received a single oral dose of 40 mg of THC together with a single oral dose of 10 mg of ANEB-001. Subjects in Cohort 8 received a single oral dose of 60 mg of THC together with a single oral dose of 20 mg of ANEB-001. In the earlier Part B of the study, a single oral dose of 40 mg THC without ANEB-001 was not well tolerated due to overt THC-related effects. However, the use of even higher THC challenge doses was considered acceptable by an independent institutional review board (“IRB”) provided that all subjects would also receive ANEB-001. Part C of the study was therefore conducted as open-label without a placebo arm. Subjective and objective assessments performed during the open-label Part C of the study were similar to those used in Parts A and B, with the addition of several new outcome measures intended to explore further evidence of clinically meaningful effects. Based on preliminary safety observations, THC challenge doses of 40 mg and 60 mg were well-tolerated when dosed in combination with ANEB-001, and all treatment-related adverse events were mild and transient. Full safety, pharmacokinetic (“PK”), and pharmacodynamic data from the study, as well as results at higher doses of THC, are expected in fourth quarter of calendar 2023. In total, 183 subjects have been dosed with ANEB-001 in the Phase 1 and Phase 2 studies.

We have enrolled our first subject in our observational PK study in the United States . The purpose of the study is to gather data on ACI subjects in the emergency department setting. The PK data for THC and THC metabolites is expected to further support PK/PD modeling efforts and ANEB-001 development.

We believe the Phase 2 study provides support for our continuing discussions with the FDA and potential future discussions with comparable foreign regulatory authorities, and allows us to design and conduct more extensive clinical trials with the goal of generating additional clinical data that will ultimately enable us to file a marketing application with the FDA.

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

Competition

The clinical biotechnology industry is a competitive industry characterized by technological innovation and growth. Our competitors include other biotechnology and pharmaceutical companies, academic institutions, and public and private research institutions. These entities engage in efforts to research, discover and develop new medicines and treatments for substance use. These entities also seek patent protection and licensing revenues for their research results and may compete with us in recruiting skilled talent. Some of these entities are larger and better funded than us. Our management can make no assurances that we can effectively compete with these competitors. Potential current competitors include Aelis Farma, which is developing a medication based on a pregnenolone derivative to treat cannabis use disorders, and Indivior PLC, which is developing a drinabant injection to treat acute cannabis overdose.

Research and Development

We are making, and expect to continue to make, substantial expenditures to fund proprietary research and development of our ANEB-001 product candidate and to support preclinical testing and clinical trials necessary for regulatory filings. Our research and development team, including a third-party CRO, is continually undertaking efforts to advance research and development goals. During the fiscal years ended June 30, 2023 and June 30, 2022, we incurred research and development expenses of approximately $5,600,000 and $2,962,000, respectively.

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

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. Failure to comply with such regulations during and after the product development and approval process could result in administrative or judicial sanctions. Such sanctions include the FDA’s refusal to approve pending applications, withdrawal of an approval, placement on a clinical hold, untitled or warning letters, product recalls, seizure of products, partial or complete suspension of production or distribution, injunctions, fines, refusal of government contracts, restitution, disgorgement, civil penalties and criminal penalties. The FDA generally requires the following before a drug can be marketed in the United States:

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

●	Submission of an IND, which must become effective before the commencement of human clinical studies;

●	Approval by an independent IRB, at each clinical site before the initiation of each trial;

●	Performance of adequate and well-controlled human clinical studies according to Good Clinical Practice (“GCP”) regulations, to establish the safety and efficacy of the proposed drug for its intended use;

●	Preparation and submission of a New Drug Application (“NDA”);

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product, or its components, are produced to ensure compliance with current Good Manufacturing Practice (“CGMP”) regulations and to ensure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity; and

●	FDA review and approval of the NDA.

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

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. In Phase 1, the product is initially introduced to a limited number of healthy human subjects or patients and may be tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of certain products intended to treat severe or life-threatening diseases, particularly when the product is suspected or known to be unavoidably toxic, initial human testing may be conducted in patients.

●	Phase 2. Phase 2 involves clinical studies in a limited patient population to identify potential adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific diseases and to determine dosage tolerance, optimal dosage and schedule.

●	Phase 3. In Phase 3, clinical studies are often conducted on a larger number of subjects or in a patient population located in geographically dispersed clinical sites to further evaluate the dosage, clinical efficacy and safety of the product. Phase 3 clinical studies are intended to determine the overall risks and benefits of the product and provide an adequate basis for product labeling.

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

The FDA strictly regulates the information presented on products on the market, including information on labeling, advertising, and promotion of products. Products may only be promoted for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the rules prohibiting the promotion of off-label use. A company that improperly promotes off-label use may be subject to significant liability. Manufacturers must also continue to comply with extensive CGMP regulations, which requires a commitment of time and financial resources. FDA review and approval is generally required for post-approval changes to the manufacturing process and other changes to the approved product, including the addition of new indications and additional labeling claims.

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

Current Legislation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, including HCPs, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources.

Healthcare Reform

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

There have been judicial, congressional, and executive branch efforts to repeal, modify or delay the implementation of the law. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability. These new laws may result in additional reductions in Medicare and other healthcare funding.

Protection of Intellectual Property

We strive to protect our intellectual property in a variety of ways to promote the development of our product candidate and business. Our strategy to safeguard this intellectual property includes the following:

● Patents and patent applications. We are in the process of obtaining method of use, formulation, and polymorph patents intended to cover our ANEB-001 product candidate, which are important to the development of our business. We have filed or intend to file patent applications related to aspects of ANEB-001, our product candidate. We have obtained one issued patent, U.S. Patent No. 11,141,404, titled “Formulations And Methods For Treating Acute Cannabinoid Overdose.” We have filed and will continue to file in foreign jurisdictions for our patent applications at the relevant time. Issued patents and patents arising from our pending applications are expected to expire at the earliest in 2040.

● Regulatory exclusivity. Upon approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA may not approve a generic version of the drug. In addition, in seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA and then later challenged pursuant to a paragraph IV certification. As part of the Paragraph IV certification process, an NDA holder may initiate a patent infringement lawsuit against the ANDA applicant. The filing of a patent infringement lawsuit by an NDA holder automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the Orange Book-listed patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant. Finally, we could receive an orphan drug designation, which would grant a total of seven years of marketing exclusivity in the United States under the US Orphan Drug Act of 1983, or pediatric drug designation, which provides NDA holders (under the Best Pharmaceuticals for Children Act (the “BPCA”)) a six-month extension of any exclusivity (patent or non-patent) for a drug.

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

Employees and Human Capital Resources

As of June 30, 2023, we had two full-time employees, none of whom were covered by collective bargaining agreements. In addition, we have a number of outside consultants who are not on our payroll, who are involved directly in scientific research and development activities. We believe that we maintain strong relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

We were incorporated in Delaware in April 2020. Our principal executive offices are located at 1017 Ranch Road 620 South, Suite 107 Lakeway, Texas 78734, and our telephone number is 512-598-0931.

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

We have not generated any revenue. As of June 30, 2023, we have an accumulated deficit of $57,202,041, which includes a fair value adjustment of $26,626,710 for warrants converted into Series A preferred stock on a cashless basis in connection with our IPO. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We are, and expect to continue to be, reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our product candidates, including ANEB-001. On May 26, 2020, we entered into the License Agreement with Vernalis, pursuant to which Vernalis granted us an exclusive license to develop and commercialize our ANEB-001 product candidate. Under the License Agreement, we have the sole discretion to carry out the development and commercialization of ANEB-001, including obtaining regulatory approvals. We retain the sole right over certain patent rights (including patent applications) and know-how controlled by us that are necessary or reasonably useful to developing and commercializing the licensed product during the term of the License Agreement. The License Agreement imposes, and we expect that any future license agreement will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the license.

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

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash at June 30, 2023, will enable us to fund our current and planned operating expenses and capital expenditures into the fourth quarter of calendar year 2024. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

We currently do not have any arrangements or credit facilities as a source of funds, and we make no assurance that we will be able to raise sufficient additional capital in the future if needed on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our current or future product candidates and other business, seek collaborations, or amend existing collaborations, for research and development programs at an earlier stage than otherwise would be desirable or for the development of programs that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available, dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves, pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders, file for bankruptcy or cease operations altogether. This may materially adversely affect our operations and financial condition as well as our ability to achieve business objectives and maintain competitiveness.

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

We have limited operating history as a publicly traded company, and our inexperience could materially and adversely affect us and our stockholders.

We became a public company in May 2021 and, therefore, we have limited operating history as a publicly traded company. Our board of directors and management team have overall responsibility for our management. As a publicly traded company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy our periodic SEC reporting and Nasdaq obligations. We cannot assure you that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company. Failure to do so could jeopardize our status as a public company, and the loss of such status may materially and adversely affect us and our stockholders.

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

Our future viability and ability to achieve sales and profits will also depend on our ability to attract, train, retain and motivate highly qualified personnel in the diverse areas required for continuing operations. There is a risk that we will be unable to attract, train, retain or motivate qualified personnel, both near term or in the future, and the failure to do so may severely damage our prospects. See also “Risks Related to Our Reliance on Third Parties—We currently outsource, and from time to time in the future may outsource, a portion of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business.”

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

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our technologies and product candidates non-competitive or obsolete. For example, Aelis Farma, which is developing a medication based on a pregnanolone derivative to treat cannabis use disorders, and Indivior PLC, which is developing a drinabant injection to treat acute cannabis overdose, could obtain regulatory approval before we are able to obtain regulatory approval for ANEB-001, which could materially harm our business prospects. We also may be unable to keep pace with technological developments and other market factors. Technological competition from medical device, pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us.

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

We currently outsource, and from time to time in the future may outsource, a portion of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business.

We currently, and from time to time in the future, may outsource portions of our internal business functions to third-party providers. For example, on March 2, 2023, we entered into a master services agreement with Potrero Hill Advisors, LLC (“Potrero”), pursuant to which, among other things, Potrero agreed to serve as an independent consultant for purposes of providing us with certain strategic and financial advice and support services, including the services of Sandra A. Gardiner as our Acting Chief Financial Officer. On August 29, 2023, Potrero provided written notice to terminate the master services agreement and Ms. Gardiner concurrently notified us of her resignation, each effective September 28, 2023. There can be no assurance that we will able to identify a successor for Ms. Gardiner prior to the effective date of her resignation. If we are unable to retain individuals or organizations to lead and/or support our finance and accounting functions, we may experience significant disruptions in our operations, including our ability to timely comply with our reporting obligations. We may also experience significant disruptions in our operations, including our ability to timely comply with our reporting obligations, if these third-party providers do not perform as expected or if other third-party providers choose to discontinue providing services to us.

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

There have been judicial, congressional, and executive branch efforts to repeal, modify or delay the implementation of the law. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. If the ACA is repealed or modified, or if implementation of certain aspects of the Health Care Reform Law are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal or modification in the implementation of the ACA on us at this time.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company’s product candidates, if approved, and accordingly, the financial operations.

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

Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, for so long as we are an emerging growth company or a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and could have a material and adverse effect on our business, results of operations and financial condition.

We are incurring significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the accounting and internal controls provisions of the Foreign Corrupt Practices Act of 1977, as amended, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as other rules and regulations implemented by the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel must devote a substantial amount of time and resources to complying with these requirements. Moreover, these rules and regulations are increasing our legal and financial compliance costs and will make some activities more time-consuming and costly. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company,” as defined by the JOBS Act if we are also at that time not a “non-accelerated filer” under appliable SEC rules. These new obligations will require substantial attention from our management team and could divert their attention away from the day-to-day management of our business. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers, and more expensive for us to obtain director and officer liability insurance.

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

As a company with less than $1.235 billion in annual revenue, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);
●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);
●	are exempt from certain executive compensation disclosure provisions requiring pay-versus-performance and CEO pay ratio disclosure;
●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and
●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act.

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

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” and a “non-accelerated filer” under SEC rules. For instance, non-accelerated filers are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting, are smaller reporting companies are not required to provide a compensation discussion and analysis, are not required to provide pay-versus-performance or CEO pay ratio disclosure, and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.235 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter, or have annual revenue is less than $100 million during the most recently completed fiscal year and have a public float of less than $700 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising all of the proceeds we seek in this offering.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

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

Health epidemics or pandemics may adversely affect our business, financial condition and results of operations.

Health epidemics or pandemics may negatively impact worldwide economic and commercial activity and financial markets. For example, Covid-19 previously resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Our Netherlands Trial was previously delayed due to Covid-19 and it is possible we may encounter similar delays or other disruptions associated with health epidemics or pandemics. If we or any of our business partners, clinical trial sites, suppliers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions as a result of a health epidemic or pandemic, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, if our development of ANEB-001 were to be delayed, it may have a material adverse effect on our business, results of operations and financial condition. In addition, an epidemic’s or pandemic’s impact on the medical community and the global economy could have an adverse impact on future sales upon which we expect to derive royalties and milestones, which could lead to a decrease in our revenues, net income and assets. If the adverse effects of a health epidemic or pandemic continue for a prolonged period or result in sustained economic stress, higher inflation levels or recession, many of the other risks described in this “Risk Factors” section could be exacerbated, such as those relating to our reliance on a limited number of suppliers and our need to raise additional capital to fund our existing operations.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further discussed above, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences, including class action litigation and mass arbitration demands.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (the “EEA”) and the United Kingdom (the “UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States.

In addition we are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statement regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These threats are prevalent and continue to increase, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data. information technology assets, and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, remote work has become more common and poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third-party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies, resulting in adverse consequences. In each case, these consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs and negatively impact our ability to grow and operate our business. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We manage our business operations from our principal executive office in Lakeway, Texas, in leased space under a sublease with JFL Capital Management LLC, a company controlled by Joseph F. Lawler, the founder and a director of our company. During the fiscal year ended June 30, 2023 we paid rent of approximately $1,300 per month. Subsequent to year end, our rent was reduced to approximately $400 per month. We believe our present office space is adequate for our current operations and for near-term planned expansion.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. We are not currently a party to any material legal proceedings, and our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition. However, the results of litigation and claims cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been publicly traded on the Nasdaq Capital Market under the symbol “ANEB” since May 7, 2021. Prior to that time, there was no public market for our common stock.

Holder of Record

As of September 14, 2023, there was approximately 1 holder of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Through June 30, 2023, we have used approximately $14,900,000 of the net proceeds from the IPO for research and development expenses for ANEB-001, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 10, 2021.

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

Overview

We are a clinical-stage biotechnology company developing novel solutions for people suffering from acute cannabinoid intoxication (“ACI”) and substance addiction. Our lead product candidate, ANEB-001, is intended to rapidly reverse the negative effects of ACI and reduce time to recovery. The more severe signs and symptoms of ACI range from profound sedation to anxiety and panic to psychosis with hallucinations. There is no approved medical treatment currently available to specifically alleviate the symptoms of ACI, and we are not aware of any competing products that are further along in the development process than ANEB-001 in reversing the effects of delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis. Previous clinical trials completed by a third party have shown that ANEB-001 is rapidly absorbed, well tolerated and, when repeatedly administered to obese subjects, leads to weight loss, an effect that is consistent with central CB1 antagonism. In March 2021, our European clinical trial application (“CTA”), which is equivalent to an investigational new drug application in the United States, was accepted in the Netherlands to allow us to utilize ANEB-001 in a Phase 2 human proof-of-concept clinical trial in the Netherlands for potential use as a treatment for ACI. The study was designed to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single dose of ANEB-001 in treating healthy subjects challenged with THC. We announced on January 3, 2022, that the first patient had been dosed in the Netherlands Trial. On May 11, 2022, we announced the dosing of all 60 subjects in Part A of the Netherlands Trial. On March 28, 2023, we announced complete results from Part A and Part B of the Netherlands Trial, in a total of 134 subjects. Dosing of an additional 20 subjects in an open-label extension of the study (Part C) was initiated in July 2023 and completed in August 2023. We met with the FDA in July 2023 for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of ANEB-001 and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of ANEB-001 in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application. In addition, an observational study in patients presenting to emergency departments with ACI is currently ongoing. The study will determine concentrations of cannabinoids and metabolites in plasma and gather information on signs and symptoms, patients’ disposition and selected assessments, where possible. We believe the data generated from the Netherlands Trial provide support for our development pathway.

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

In recent years, hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. Before the legalization of cannabis, an estimated 450,000 patients visited hospital emergency rooms annually for cannabis-related conditions. In 2014, this number more than doubled to an estimated 1.1 million patients, according to data published in “Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States: 2006-2014,” Journal of Addiction Medicine (May/June 2019), which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on our own analysis of the most recent NEDS data, we believe that the number of emergency department visits grew to 1.7 million patients in 2019 and was growing at an approximately 15% compounded annual growth rate between 2011 and 2019. We believe the number of cannabis-related emergency department visits and other health problems associated with ACIs such as depression, anxiety and mental disorders will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of ACI.

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

On December 31, 2021, Daniel Schneeberger, M.D. advised us of his resignation as Chief Executive Officer (“CEO”) of the Company and from the Board of Directors, effective on February 1, 2022. On January 3, 2022, Simon Allen was appointed to be the CEO and elected a member of the Board of Directors, both of which became effective on February 1, 2022.

On September 25, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), pursuant to which we sold and issued to the Purchasers in a private placement financing an aggregate of 2,264,650 units (collectively, the “Units”), with each Unit consisting of (i) one share of our common stock and (ii) a warrant to purchase one share of our common stock, for an aggregate purchase price of approximately $6,647,000 (or $2.935 per Unit) (the “Private Placement”). The closing of the Private Placement occurred on September 28, 2022. The Company received approximately $6.3 million in net proceeds from the Private Placement after deducting offering costs of approximately $317,000. Each warrant has an exercise price of $4.215 per share, which is subject to customary adjustments in the event of any combination or split of our common stock, and has a five-year term.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to ANEB-001. Our research and development expenses for the fiscal years ended June 30, 2023 and 2022 included research and development consulting expenses, clinical trials, and costs associated with development of our lead product candidate, ANEB-001.

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

General and Administrative Expenses

General and administrative expenses for the fiscal years ended June 30, 2023 and 2022 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Years Ended June 30, 2023 and 2022

The following table summarizes our results of operations:

	For the Years ended June 30,		Period to Period
	2023	2022	Change
Research and development	$5,600,197	$2,961,538	$2,638,659
General and administrative	6,183,402	3,869,636	2,313,766
Total operating expenses	11,783,599	6,831,174	4,952,425
Loss from operations	(11,783,599)	(6,831,174)	(4,952,425)
Other (income) expenses:
Interest income	(92,407)	(7,332)	(85,075)
Other	41,146	1,777	39,369
Total other income, net	(51,261)	(5,555)	(45,706)
Net loss	$(11,732,338)	$(6,825,619)	$(4,906,719)

Research and Development Expenses

	For the Years ended June 30,		Period to Period
	2023	2022	Change
Pre-clinical and clinical studies	$2,501,396	$1,535,930	$965,466
Contract manufacturing	1,435,705	772,011	663,694
Compensation and related benefits	44,681	89,576	(44,895)
Stock-based compensation expense	-	26,604	(26,604)
Consultants and other research and development	1,618,415	537,417	1,080,998
Total research and development expenses	$5,600,197	$2,961,538	$2,638,659

The overall increases in research and development expenses for the fiscal year ended June 30, 2023 compared with the fiscal year ended June 30, 2022 was primarily attributable to an increase in activities related to pre-clinical and clinical studies, and direct third-party costs incurred under agreements with CROs and CMOs for ANEB-001. During the fiscal year ended June 30, 2022, we began fully engaging with our CMOs to produce drug substance and drug product for our clinical trials and this was fully ramped by the beginning of fiscal year 2023, thus increasing our contract manufacturing expense for the fiscal year ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the Years ended June 30,		Period to Period
	2023	2022	Change
Compensation and related benefits	$1,839,585	$715,394	$1,124,191
Professional and consultant fees	2,232,383	1,089,880	1,142,503
Stock-based compensation expense	884,723	454,057	430,666
Directors’ and officers’ insurance	868,559	1,269,918	(401,359)
Facilities, fees and other costs	358,152	340,387	17,765
Total general and administrative expenses	$6,183,402	$3,869,636	$2,313,766

The overall increases in general and administrative expenses for the fiscal year ended June 30, 2023 compared with the fiscal year ended June 30, 2022 was primarily attributable to compensation and related benefits and stock-based compensation for additional executives and employees, professional and consultant fees, including legal and accounting fees, and facilities and other costs to support our continuous growth in operations. This was partially offset by a decrease in directors’ and officers’ insurance resulting from a decrease in the yearly premium amount.

Interest Income

Interest income increased for the fiscal year ended June 30, 2023 as compared to the fiscal year ended June 30, 2022 due to an increase in market interest rates earned on the Company’s savings and money market accounts.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we received net proceeds of approximately $19.8 million. As noted above, on September 28, 2022, we closed the “Private Placement”, in which we received net proceeds of approximately $6.3 million. As of June 30, 2023, we had cash of approximately $11.2 million. We anticipate that additional capital will be needed to commence and complete a Phase 3 study of our drug candidate ANEB-001. As and if necessary, we will seek to raise these additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash Flows

The following table sets forth a summary of our cash flows:

	For the Years ended June 30,
	2023	2022
Net cash used in operating activities	$(9,683,133)	$(5,437,174)
Net cash provided by financing activities	6,382,065	-
Net decrease in cash	$(3,301,068)	$(5,437,174)

During the fiscal year ended June 30, 2023, we used cash in operating activities of $9.7 million primarily resulting from our net loss of $11.7 million, partially offset by the non-cash related stock-based compensation of approximately $885,000, and a change in operating assets and liabilities of $1.2 million. We also received cash from financing activities of approximately $6.4 million primarily resulting from the issuance of common stock and warrants of approximately $6.6 million, net of offering costs of approximately $317,000. During the fiscal year ended June 30, 2022, we used cash in operating activities of approximately $5.4 million primarily resulting from our net loss of approximately $6.8 million, partially offset by the non-cash related stock-based compensation of approximately $481,000, and a change in operating assets and liabilities of approximately $908,000.

Funding and Material Cash Requirements

We expect that our cash at June 30, 2023 will enable us to fund our current and planned operating expenses and capital expenditures into the fourth quarter of calendar year 2024. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, to support our material cash requirements in the near-term (within one year) and long-term (beyond one year), we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes. If we raise additional capital by issuing equity securities and/or equity-linked securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities and/or equity-linked securities that provide rights, preferences and privileges senior to those of our common stock. Debt financing, if obtained, may involve agreements that include liens on our assets and covenants limiting or restricting our ability to take specific actions such as incurring additional debt. Debt financing could also be required to be repaid regardless of our operating results. If we raise funds through collaborations, license or development agreements, we may be required to relinquish some rights to our current or future products or revenue streams or grant licenses on terms that are not favorable to us. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our current or future product candidates and other business.

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

Office Lease, Manufacturing Contract and CRO Contract

We manage our business operations from our principal executive office in Lakeway, Texas, in leased space under a sublease with a related party. During the fiscal year ended June 30, 2023 we paid rent of approximately $1,300 per month. Subsequent to year end, our rent was reduced to approximately $400 per month.

In March 2022, we entered into a manufacturing agreement with a third-party CMO, which was nearly completed as of June 30, 2023. In June 2023, we entered into a new manufacturing agreement with the same third-party CMO. The total cost for the new manufacturing contract is approximately $900,000, which is expected to be fully incurred by the end of the fourth calendar quarter of 2023.

In February 2021, we entered into an agreement with a third-party CRO to manage and conduct our Phase 2 clinical trial for ANEB-001 in the Netherlands, which was initiated in December 2021. The total cost for the CRO agreement is approximately €2.9 million which is expected to be fully incurred by the end of the fourth calendar quarter of 2023.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed and some require advanced payments. We make estimates of our accrued expenses of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees payable to:

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

Stock-Based Compensation Expense

Our 2020 Stock Incentive Plan provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 3,650,000 shares of the Company’s common stock. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant.

The fair value of stock options we grant is estimated using the Black Scholes option pricing model. This option pricing model based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free rate of interest, and (iv) expected dividends. The fair value of our common stock utilized in the model is determined based on the quoted closing market price of our common stock as reported by Nasdaq on the date of grant.

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model during the fiscal year ended June 30, 2023, with the exception of the stock and exercise prices.

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

Not required for small reporting companies.

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

Based on that evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. DISCLOSURE regarding FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the “Proposal 1. Election of Directors,” “Information Regarding our Board of Directors and Corporate Governance,” “Information About our Executive Officers” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT—DELINQUENT SECTION 16(A) REPORTS” headings in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included under the “Executive and Director Compensation” heading in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included under the “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EXECUTIVE AND DIRECTOR COMPENSATION—SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS” headings in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included under the “TRANSACTIONS WITH RELATED PERSONS AND INDEMNIFICATION,” “INFORMATION REGARDING OUR BOARD OF DIRECTORS AND CORPORATE GOVERNANCE—INDEPENDENCE OF THE BOARD OF DIRECTORS” and “INFORMATION REGARDING OUR BOARD OF DIRECTORS AND CORPORATE GOVERNANCE—INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS” headings in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal ACCOUNTANT Fees and Services

The information required by this Item 14 will be included under the “PROPOSAL 2. RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—PRINCIPAL ACCOUNTANT FEES AND SERVICES” heading in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits AND Financial Statement Schedules

1.	Financial Statements. For a list of the financial statements included herein, see “Index to the Financial Statements” on page F-1 of this Annual Report, incorporated into this Item by reference.
2.	Financial Statement Schedules. Financial statement schedules have been omitted because they are not required, not applicable or the required information is included in the financial statements or the notes thereto as required to be filed by Item 8 of this Annual Report.
3.	Exhibits. An index of the Exhibits is set forth below under the heading “Exhibits Required by Item 601 of Regulation S-K.”

Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022 and incorporated herein by reference).
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022 and incorporated herein by reference).
3.3	Amended and Restated By-laws of Anebulo Pharmaceuticals, Inc (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022 and incorporated herein by reference).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen Stock Certificate for Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.3	Investors’ Rights Agreement, dated June 18, 2020, between Anebulo Pharmaceuticals, Inc. and 22NW, LP (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.4	Description of Securities (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022 and incorporated herein by reference).
4.5	Form of Common Stock Purchase Warrant, issued September 28, 2022 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022).
10.1#	License Agreement, dated May 26, 2020, between Vernalis (R&D) Limited and Anebulo Pharmaceuticals, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
10.2†	Anebulo Pharmaceuticals, Inc. 2020 Stock Incentive Plan, as amended, and Form of Award Agreement thereunder (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022 and incorporated herein by reference).
10.3†	Form of Indemnification Agreement between Anebulo Pharmaceuticals, Inc. and each of its directors (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
10.4†	Employment Agreement, dated February 1, 2022, between Simon Allen and Anebulo Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2022 and incorporated herein by reference)
10.5†	Employment Agreement, effective as of May 20, 2022, between Anebulo Pharmaceuticals, Inc. and Kenneth Cundy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2022 and incorporated herein by reference).
10.6	Master Services Agreement, dated March 2, 2023, between the Company and Potrero Hill Advisors, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2023 and incorporated herein by reference).
10.7†	Non-Employee Director Compensation Policy (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page of this Form 10-K)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

† Compensatory plan or management contract.

# Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Registrant hereby undertakes to provide further information regarding such omitted materials to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANEBULO PHARMACEUTICALS, INC.

Date: September 22, 2023	By:	/s/ Simon Allen
Simon Allen
Chief Executive Officer (Principal Executive Officer)

Date: September 22, 2023	By:	/s/ Sandra Gardiner
Sandra Gardiner
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Simon Allen and Sandra Gardiner, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Simon Allen	Chief Executive Officer and Director	September 22, 2023
Simon Allen	(Principal Executive Officer)

/s/ Joseph F. Lawler	Director and Chairman of the Board of Directors	September 22, 2023
Joseph F. Lawler

/s/ Sandra Gardiner	Acting Chief Financial Officer	September 22, 2023
Sandra Gardiner	(Principal Financial and Accounting Officer)

/s/ Aron R. English	Director	September 22, 2023
Aron R. English

/s/ Jason Aryeh	Director	September 22, 2023
Jason Aryeh

/s/ Kenneth Lin	Director	September 22, 2023
Kenneth Lin

/s/ Areta Kupchyk	Director	September 22, 2023
Areta Kupchyk

/s/ Karah Parschauer	Director	September 22, 2023
Karah Parschauer

/s/ Nat Calloway	Director	September 22, 2023
Nat Calloway

61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Anebulo Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anebulo Pharmaceuticals, Inc. (the “Company”) as of June 30, 2023 and 2022, and the related statements of operations, stockholders’ equity , and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

September 22, 2023

Anebulo Pharmaceuticals, Inc.

Balance Sheets

	June 30,
	2023	2022
Assets
Current assets:
Cash	$11,247,403	$14,548,471
Prepaid expenses	422,748	1,030,960
Total assets	$11,670,151	$15,579,431
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$534,545	$380,828
Accrued expenses	534,256	131,703
Total liabilities	1,068,801	512,531

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 and no shares authorized, and no shares issued or outstanding at June 30, 2023 and 2022	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 25,633,217 and 23,344,567 shares issued and outstanding at June 30, 2023 and 2022, respectively	25,634	23,345
Additional paid-in capital	67,777,757	60,513,258
Accumulated deficit	(57,202,041)	(45,469,703)
Total stockholders’ equity	10,601,350	15,066,900
Total liabilities and stockholders’ equity	$11,670,151	$15,579,431

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Operations

	For the Years Ended June 30,
	2023	2022
Research and development	$5,600,197	$2,961,538
General and administrative	6,183,402	3,869,636
Total operating expenses	11,783,599	6,831,174
Loss from operations	(11,783,599)	(6,831,174)
Other (income) expenses:
Interest income	(92,407)	(7,332)
Other	41,146	1,777
Total other income, net	(51,261)	(5,555)
Net loss	$(11,732,338)	$(6,825,619)
Weighted average common shares outstanding, basic and diluted	25,074,481	23,344,567
Net loss per share, basic and diluted	$(0.47)	$(0.29)

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

For the Years Ended June 30, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	23,344,567	$23,345	$60,032,597	$(38,644,084)	$21,411,858
Stock-based compensation expense	-	-	480,661	-	480,661
Net loss	-	-	-	(6,825,619)	(6,825,619)
Balance at June 30, 2022	23,344,567	$23,345	$60,513,258	$(45,469,703)	$15,066,900

Issuance of common stock, net of offering costs of $317,083	2,264,650	2,265	6,327,400	-	6,329,665
Common stock issued upon exercise of options	24,000	24	52,376	-	52,400
Stock-based compensation expense	-	-	884,723	-	884,723
Net loss	-	-	-	(11,732,338)	(11,732,338)
Balance at June 30, 2023	25,633,217	$25,634	$67,777,757	$(57,202,041)	$10,601,350

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Cash Flows

	For the Years Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,732,338)	$(6,825,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	884,723	480,661
Changes in operating assets and liabilities:
Prepaid expenses	608,212	636,886
Accounts payable	153,717	270,780
Accrued expenses	402,553	118
Net cash used in operating activities	(9,683,133)	(5,437,174)

Cash flows from financing activities:
Proceeds from issuance of common stock to the public, net of underwriter discount	6,646,748	-
Payment of initial public offering costs	(317,083)	-
Proceeds from issuance of common stock upon exercise of options	52,400	-
Net cash provided by financing activities	6,382,065	-

Net decrease in cash	(3,301,068)	(5,437,174)
Cash, beginning of period	14,548,471	19,985,645
Cash, end of the period	$11,247,403	$14,548,471

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of $11,732,338 for the fiscal year ended June 30, 2023. As of June 30, 2023, the Company had an accumulated deficit of $57,202,041. The Company expects to continue to generate operating losses. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements.

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

Equity Issuance Costs

The Company capitalizes incremental legal, professional, accounting and other third-party fees that are directly associated with its stock offerings as other non-current assets until the offerings are consummated. Upon consummation, these costs are recorded in stockholders’ equity as a reduction of additional paid-in-capital generated as a result of the offerings. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations. After consummation of an equity offering, which closed on September 28, 2022, total offering costs of approximately $317,000 were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. As of June 30, 2023 and 2022, there were no deferred offering costs.

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

Common stock price – Due to the absence of an active market for the Company’s common stock prior to the initial public offering (“IPO”) in May 2021, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date. Subsequent to the IPO, the Company has used the quoted market price of its common stock on the measurement date.

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

In August 2020, the Company entered into a month-to-month sub-lease for office space in Lakeway, Texas, from a related party and recorded rent expense of approximately $15,100 and $14,400 for the fiscal years ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, the Company had no ROU assets or lease liabilities recorded on the balance sheet.

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

Segment and geographic information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as and manages its business in one operating segment operating exclusively in the United States. The Company has one lead product candidate, ANEB-001, under development, which was licensed from Vernalis Development Ltd in May 2020 (“License Agreement”), as described in Note 4.

Note 2. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30,
	2023	2022
Prepaid insurance	$391,750	$790,343
Prepaid research and development	-	210,865
Prepaid other	30,998	29,752
Total prepaid expenses	$422,748	$1,030,960

Note 3. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,
	2023	2022
Accrued research and development	$344,135	$105,980
Accrued payroll related expenses	190,121	25,723
Total accrued expenses	$534,256	$131,703

Note 4. License Agreement

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

As part of the IPO in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of $1,350,000, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of June 30, 2023, and therefore no liability has been recorded.

Note 5. Stockholders’ Equity

On September 28, 2022, the Company completed a private placement financing of 2,264,650 units (collectively, the “Units”), with each Unit consisting of (i) one share of its common stock and (ii) a warrant to purchase one share of its common stock, for aggregate gross proceeds of approximately $6,647,000 (or $2.935 per Unit). The Company received approximately $6,330,000 in net proceeds after deducting offering costs of approximately $317,000. Each warrant has an exercise price of $4.215 per share, which is subject to customary adjustments in the event of any combination or split of the Company’s common stock. The warrants expire on September 28, 2027.

The Company’s amended and restated certificate of incorporation (the “Restated Certificate”) with the Secretary of the State of Delaware authorizes the company to issue up to 40,000,000 shares of common stock, par value $0.001 per share, and 2,000,000 shares of preferred stock, par value $0.001 per share.

Note 6. Income Taxes

The reconciliation of the U.S. federal statutory rate (21%) to the Company’s effective tax rate for the fiscal years ended June 30, 2023 and 2022 is as follows:

	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	-21.0%	-21.0%
Effective tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax assets consist of the following at June 30, 2023 and 2022:

	June 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$2,866,860	$1,843,175
Other assets and liabilities	272,162	265,741
Stock- based compensation	298,135	120,576
Capitalized research and development expenditures	1,248,760	-
Gross deferred tax assets	4,685,917	2,229,492
Valuation allowance	$(4,685,917)	$(2,229,492)
Total deferred tax assets, net of valuation allowance	-	-

The Company did not record a benefit for income taxes. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the deferred tax assets until there is sufficient evidence to support the reversal of some portion of the allowance. The valuation allowance increased by approximately $2.5 million for the fiscal year ended June 30, 2023. The increase in the 2023 valuation allowance is primarily attributable to the current year loss and capitalized research and development expenditures under Section 174.

As of June 30, 2023, the Company had federal net operating losses (“NOLs”) of approximately $13.7 million, which are available to offset future taxable income. These net operating loss carryforwards will carryforward indefinitely but are subject to annual taxable income limitations in the year of utilization.

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

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying statements of operations. At June 30, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal tax authorities for all tax years in which a loss carryforward was generated or used. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open until three years from the year the net operating losses are used.

Note 7. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant. As of June 30, 2023 and 2022, the Company had 594,187 and 756,041, respectively, shares available for future issuance under the 2020 Stock Incentive Plan.

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

The following table provides the assumptions used in determining the fair value of option awards for the fiscal years ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Expected volatility	50.0% - 60.0%	50%
Risk-free interest rate	2.87% - 4.32%	0.79% - 2.97%
Expected dividend yield	–	–
Expected term (in years)	4.5-6.25	3.0 – 4.5

The following table summarizes stock option activity for the fiscal year ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2022	1,911,459	$4.63	4.4
Granted	172,654	$3.31
Exercised	(24,000)	$2.18
Forfeited	(10,800)	$6.00
Outstanding at June 30, 2023	2,049,313	$4.54	3.7	$96,734
Options exercisable at June 30, 2023	829,112	$4.29	3.3	$63,458

The weighted-average grant date fair value of options awarded during the fiscal years ended June 30, 2023 and 2022 was approximately $1.86 and $2.32, respectively, per share. As of June 30, 2023, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $2.4 million, which is expected to be recognized over a weighted average period of 2.6 years.

The Company recorded stock-based compensation expenses for the following years ended:

	June 30,
	2023	2022
Research and development	$-	$26,604
General and administrative	884,723	454,057
Total	$884,723	$480,661

Note 8. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	June 30,
	2023	2022
Stock options outstanding	2,049,313	1,911,459
Warrants outstanding	2,264,650	-
Total	4,313,963	1,911,459

