Form 10-Q
period 2023-09-30
Anebulo Pharmaceuticals, Inc.
filed 2023-11-14
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, the registrant had 25,633,217 shares of common stock, par value $0.001 per share, outstanding.

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

●	We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.

●	Our business is highly dependent on our lead product candidate, ANEB-001, and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

●	We depend substantially on intellectual property licensed from third parties, including Vernalis Development Limited, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.

●	We have entered into the LSA with 22NW and JFL for a debt facility. The debt facility may be secured by substantially all of the Company’s assets. Additionally, a default thereunder would have material adverse consequences on our financial condition, operating results, and business.

●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

●	We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

●	We are early in our development efforts and have only one product candidate in clinical development. If we are unable to successfully develop and commercialize our product candidate or experience significant delays in doing so, our business may be materially harmed.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.

●	The results of clinical trials are not necessarily predictive of future results. Our existing product candidate in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

●	Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	Our product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

●	We currently have no marketing and sales organization and we have no direct experience marketing pharmaceutical products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after approval, we may not be able to generate product revenues.

●	New drugs, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.

●	We depend on third parties in connection with our preclinical testing and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing ANEB-001 or future product candidates.

●	We will be completely dependent on third parties to manufacture ANEB-001, and our commercialization of ANEB-001 could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of ANEB-001 or fail to do so at acceptable quality levels or prices.

●	The trading price and volume of our common stock in the public markets has experienced, and may in the future experience, volatility due to a variety of factors, many of which are beyond our control.

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$8,520,578	$11,247,403
Prepaid expenses	527,306	422,748
Total assets	$9,047,884	$11,670,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$565,949	$534,545
Accrued expenses	150,611	534,256
Total liabilities	716,560	1,068,801

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, no shares issued or outstanding at September 30, 2023 and June 30, 2022	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 25,633,217 shares issued and outstanding at September 30, 2023 and June 30, 2023	25,634	25,634
Additional paid-in capital	67,988,554	67,777,757
Accumulated deficit	(59,682,864)	(57,202,041)
Total stockholders’ equity	8,331,324	10,601,350
Total liabilities and stockholders’ equity	$9,047,884	$11,670,151

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2023	2022
Research and development	$1,270,220	$1,223,776
General and administrative	1,273,458	1,388,271
Total operating expenses	2,543,678	2,612,047
Loss from operations	(2,543,678)	(2,612,047)
Other (income) expenses:
Interest income	(55,198)	-
Other	(7,657)	212
Total other (income) expenses, net	(62,855)	212
Net loss	$(2,480,823)	$(2,611,835)
Weighted average common shares outstanding, basic and diluted	25,633,217	23,416,495
Net loss per share, basic and diluted	$(0.10)	$(0.11)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	23,344,567	$23,345	$60,513,258	$(45,469,703)	$15,066,900
Issuance of common stock, net of offering costs	2,264,650	2,265	6,395,556	-	6,397,821
Common stock issued upon exercise of options	24,000	24	52,376	-	52,400
Stock-based compensation expense	-	-	211,900	-	211,900
Net loss	-	-	-	(2,611,835)	(2,611,835)
Balance at September 30, 2022	25,633,217	$25,634	$67,173,090	$(48,081,538)	$19,117,186
			-
Balance at June 30, 2023	25,633,217	25,634	67,777,757	(57,202,041)	10,601,350
Stock-based compensation expense	-	-	210,797	-	210,797
Net loss	-	-	-	(2,480,823)	$(2,480,823)
Balance at September 30, 2023	25,633,217	$25,634	$67,988,554	$(59,682,864)	$8,331,324

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,480,823)	$(2,611,835)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	210,797	211,900
Changes in operating assets and liabilities:
Prepaid expenses	(104,558)	429,292
Accounts payable	31,404	(106,282)
Accrued expenses	(383,645)	43,003
Net cash used in operating activities	(2,726,825)	(2,033,922)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	6,646,748
Proceeds from issuance of common stock upon exercise of options	-	52,400
Net cash provided by financing activities	-	6,699,148
Net (decrease) increase in cash and cash equivalents	(2,726,825)	4,665,226
Cash and cash equivalents, beginning of period	11,247,403	14,548,471
Cash and cash equivalents, end of the period	$8,520,578	$19,213,697

Supplemental Disclosure of Noncash Investing and Financing Activities:
Offering costs included in accounts payable	$-	$248,927

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of approximately $2.5 million for the three-month period ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $59.7 million. The Company expects to continue to generate operating losses. The Company expects that its cash, along with access to the Facility Amount under the LSA (as defined below in Note 9), will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements. Until such time, if ever, as the Company can generate substantial product revenue from sales of any current or future product candidates, the Company expects to seek additional funding in order to reach its development and commercialization objectives through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. The Company may not be able to obtain funding or enter into collaboration, license or development agreements on acceptable terms, or at all. The terms of any funding may be dilutive to or adversely affect the rights of the Company’s stockholders. If the Company is unable to obtain funding on satisfactory terms, or at all, the Company could be forced to delay, scale back or eliminate the development of its current or future product candidates or other business.

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

The unaudited interim condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended June 30, 2023 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-40388).

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 22, 2023. Since the date of those financial statements, there have been no material changes to significant accounting policies.

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2023	June 30, 2023
Prepaid insurance	$274,225	$391,750
Prepaid research and development	220,168	-
Prepaid other	32,913	30,998
Total prepaid expenses	$527,306	$422,748

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2023	June 30, 2023
Accrued payroll related expenses	$116,200	$190,121
Accrued professional fees	34,411	-
Accrued research and development	-	344,135
Total accrued expenses	$150,611	$534,256

Note 5. License Agreement

In May 2020, the Company licensed certain intellectual property, know-how and clinical trial data from Vernalis Development Limited (“Vernalis”). The initial consideration in exchange for the license was approximately $0.2 million and was recorded as research and development expense in the statement of operations for the period from April 23, 2020 (inception) to June 30, 2020. The license term shall continue unless and until terminated for cause or insolvency, with 60 days’ prior notice by the Company, or until such time as all royalties and other sums cease to be payable in accordance with the terms of the agreement. The Company is required to pay development milestone payments related to clinical trials and granting of marketing authorization ranging from $0.4 million to $3.0 million, up to a total development milestone payment of $29.9 million, and sales milestone payments of $10.0 million and $25.0 million, in the first year when cumulative annual net sales of licensed product exceeds $500.0 million and $1 billion, respectively. The Company is also required to pay single-digit royalties on product sales over the term of the contract.

As part of the initial public offering (“IPO”) in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of approximately $1.4 million, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of September 30, 2023, and therefore no liability has been recorded.

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

On September 28, 2022, the Company completed a private placement financing of 2,264,650 units (collectively, the “Units”), with each Unit consisting of (i) one share of its common stock and (ii) a warrant to purchase one share of its common stock, for aggregate gross proceeds of approximately $6.6 million (or $2.935 per Unit). The Company received approximately $6.3 million in net proceeds after deducting financing fees of approximately $0.3 million. Each warrant has an exercise price of $4.215 per share, which is subject to customary adjustments in the event of any combination or split of our common stock. The warrants expire on September 28, 2027.

Note 7. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five years from the date of grant. As of September 30, 2023, the Company had 588,607 shares available for future issuance under the 2020 Stock Incentive Plan.

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

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022
Risk-free interest rate	4.62%	2.87%
Expected term (in years)	6.25	4.5
Expected volatility	60%	50%
Expected dividend yield	-	-

The following table summarizes stock option activity for the three months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2023	2,049,313	$4.54	3.7
Granted	10,000	$3.27
Exercised	-	$-
Forfeited/cancelled	(4,420)	$6.00
Outstanding at September 30, 2023	2,054,893	$4.53	3.0	$565,862
Options exercisable at September 30, 2023	882,224	$4.30	3.1	$361,079

The weighted-average grant date fair value of options awarded during the three months ended September 30, 2023 was approximately $1.99 per share. As of September 30, 2023, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $2.2 million, which is expected to be recognized over a weighted average period of 2.4 years.

The Company recorded stock-based compensation expense of approximately $0.2 million for the three months ended September 30, 2023 and 2022.

Note 8. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	September 30,
	2023	2022
Stock options outstanding	2,054,893	1,895,701
Warrants outstanding	2,264,650	2,264,650
Total	4,319,543	4,160,351

Note 9. Subsequent Events

Executive Change

On October 5, 2023, the Company terminated without cause the employment of Simon Allen, the Company’s Chief Executive Officer. In connection with his termination, Mr. Allen agreed to severance payments equal to nine months of annual base compensation plus reimbursement for COBRA premiums paid by him for a maximum of 12 months.  Mr. Allen resigned from the Company’s Board of Directors on October 5, 2023.

On October 6, 2023, the Board of Directors appointed Richard (Richie) Anthony Cunningham as the Company’s Chief Executive Officer and as a member of the Board of Directors.  Pursuant to his Employment Agreement, on October 6, 2023, the Company granted Mr. Cunningham a stock option under the Company’s 2020 Stock Incentive Plan to purchase up to 600,000 shares of the Company’s common stock at an exercise price equal to the closing price of the common stock on the grant date. This option vests in 16 equal quarterly installments commencing on January 1, 2024. In addition, the Company granted Mr. Cunningham a performance-based stock option to purchase up to 140,000 shares of common stock at an exercise price per share equal to the closing price of the common stock on the date of grant. This option vests in installments upon achievement of certain business development, clinical and corporate milestones.

Loan and Security Agreement

On November 13, 2023, the Company entered into a Loan and Security Agreement (“LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL” and collectively with 22NW, the “Lenders”) which will allow the Company to draw up to $10 million (the “Facility Amount”) as needed to fund future operations until the third anniversary of the LSA (the “Maturity Date”). Pursuant to the LSA, if the Company elects to draw on the Facility Amount (an “Advance”), JFL has the right, but not the obligation to fund 50% of the Advance at the request of the Company. If JFL elects not to fund 50% of the Advance, then 22NW will fund 100% of the Advance. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. Upon the draw of at least $3 million in the aggregate, the LSA will be collateralized by substantially all of the Company’s assets. All principal drawn and interest accrued under the LSA will be due and payable on the Maturity Date.

The Company issued 300,000 shares of common stock to 22NW upon the signing of the LSA. The Company will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nat Calloway, the lead for 22NW, are each members of our Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended June 30, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended June 30, 2023 (“Annual Report”), which was filed with the SEC on September 22, 2023. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biotechnology company developing novel solutions for people suffering from acute cannabinoid intoxication (“ACI”) and substance addiction. Our lead product candidate, ANEB-001, is intended to rapidly reverse the negative effects of ACI and reduce time to recovery. ACI is characterized by signs and symptoms that may include sedation, anxiety, panic attacks, agitation, psychosis, tachycardia, and in extreme cases, respiratory depression and coma. In pediatric subjects, exposure to high doses of THC can lead to severe complications, including profound sedation, seizures, coma, and death. There is no approved medical treatment currently available to specifically alleviate the symptoms of ACI, and we are not aware of any competing products that are further along in the development process than ANEB-001 in reversing the effects of cannabinoids like delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis. Previous clinical trials completed by a third party have shown that ANEB-001 is rapidly absorbed, well tolerated and, when repeatedly administered to obese subjects, leads to weight loss, an effect that is consistent with central antagonism of the cannabinoid receptor type-1 (“CB1”), the primary target of agonists like THC. In March 2021, our European clinical trial application (“CTA”), which is equivalent to an investigational new drug application in the United States, was accepted in the Netherlands to allow us to utilize ANEB-001 in a randomized, double-blind, placebo-controlled Phase 2 human proof-of-concept clinical trial in the Netherlands for potential use as a treatment for ACI. The study was designed to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single dose of ANEB-001 in treating healthy adult subjects challenged with THC. We announced on January 3, 2022, that the first patient had been dosed in the Netherlands Trial. On May 11, 2022, we announced the dosing of all 60 subjects in Part A of the Netherlands Trial. On March 28, 2023, we announced complete results from Part A and Part B of the Netherlands Trial, in a total of 134 subjects. Dosing of an additional 20 subjects in an open-label extension of the study (“Part C”) was initiated in July 2023 and completed in August 2023. We met with the FDA in July 2023 for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of ANEB-001 and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of ANEB-001 in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application. In addition, an observational study in patients presenting to emergency departments with ACI is currently ongoing. The study will determine concentrations of cannabinoids and metabolites in plasma and gather information on signs and symptoms, patients’ disposition and selected assessments, where possible. We believe the data generated from the Netherlands Trial provide support for our development pathway.

ACI has become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. Excessive ingestion of THC via edible products such as candies and brownies, and intoxication from synthetic cannabinoids (also known as “synthetics,” including “K2” or “spice”), are two leading causes of THC-related emergency room visits. Synthetic cannabinoids are analogous to fentanyl for opioids insofar as they are more potent at the cannabinoid receptor than their natural product congener THC.

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

Our objective is to develop and commercialize new treatment options for patients suffering from ACI and substance addiction. Our lead product candidate is ANEB-001, a potent, small molecule cannabinoid receptor antagonist, to address the unmet medical need for a specific antidote for ACI. ANEB-001 is an orally bioavailable, rapidly absorbed treatment that we anticipate will rapidly reverse the symptoms of ACI. Our proprietary position in the treatment of ACI is protected by rights to two patent applications covering various methods of use of the compound and delivery systems.

We were incorporated in Delaware on April 23, 2020, and commenced operations in May 2020. Our operations to date have consisted of organizing and acquiring the license rights to Vernalis’ licensed products, assembling an executive team, advancing development of ANEB-001, including the synthesis of additional active pharmaceutical ingredient, development and manufacturing of drug formulations for nonclinical and clinic studies, the development and filing of a clinical trial protocol with regulatory agencies in the Netherlands, execution of a Phase 2 proof-of-concept trial, continuation of nonclinical studies to support further development, interactions with FDA, and raising capital. Prior to our initial public offering (“IPO”), we funded our operations through a private placement of our series A convertible preferred stock and issuance of two promissory notes to a related party.

On October 12, 2021, the United States Patent and Trademark Office issued us U.S. Patent No. 11,141,404, titled “Formulations and Methods For Treating Acute Cannabinoid Overdose.” The issued patent describes the use of our investigational drug ANEB-001 to treat acute cannabinoid overdose and is expected to provide patent protection through 2040.

On September 25, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), pursuant to which we sold and issued to the Purchasers in a private placement financing an aggregate of 2,264,650 units (collectively, the “Units”), with each Unit consisting of (i) one share of our common stock and (ii) a warrant to purchase one share of our common stock, for an aggregate purchase price of approximately $6.6 million (or $2.935 per Unit) (the “Private Placement”). The closing of the Private Placement occurred on September 28, 2022. We received approximately $6.3 million in net proceeds from the Private Placement after deducting financing fees of approximately $0.3 million. Each warrant has an exercise price of $4.215 per share, which is subject to customary adjustments in the event of any combination or split of our common stock, and has a five-year term.

As more fully described in the Liquidity and Capital Resources section below, on November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL”) which will allow us to borrow up to $10 million as needed to fund future operations. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The LSA will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on November 13, 2026 (the “Maturity Date”).

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nat Calloway, the lead for 22NW, are each members of our Board of Directors.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to ANEB-001. Our research and development expenses for the three months ended September 30, 2023 and 2022 included research and development consulting expenses, nonclinical and clinical study costs, and other costs associated with development of our lead product candidate, ANEB-001.

We anticipate that our research and development activities will account for a significant portion of our operating expenses and these costs are expensed as incurred. We expect to significantly increase our research and development efforts as we continue to develop ANEB-001 and conduct additional clinical trials with volunteers and with ED patients suffering from symptoms of ACI, as well as continue to expand our product-candidate pipeline. Research and development expenses include:

●	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for research and development personnel currently employed or that we plan to hire;

●	direct third-party costs such as expenses incurred under agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”);

●	costs associated with research and development activities of consultants;

●	direct third-party costs such as expenses incurred under agreements with contract development and manufacturing organizations (“CDMOs”) for drug substance and drug product manufacturing costs in connection with producing materials for use in conducting nonclinical studies and clinical trials;

●	other third-party expenses directly attributable to the development of our product candidates; and

●	amortization expense for future asset purchases used in research and development activities.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 and 2022 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations:

	Three Months Ended September 30,		Period to Period
	2023	2022	Change
Research and development	$1,270,220	$1,223,776	$46,444
General and administrative	1,273,458	1,388,271	(114,813)
Total operating expenses	2,543,678	2,612,047	(68,369)
Loss from operations	(2,543,678)	(2,612,047)	68,369
Other (income) expenses:
Interest income	(55,198)	-	(55,198)
Other	(7,657)	212	(7,869)
Total other (income) expenses, net	(62,855)	212	(63,067)
Net loss	$(2,480,823)	$(2,611,835)	$131,012

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,
	2023	2022	Change
Nonclinical and clinical studies	$841,133	$731,285	$109,848
Contract manufacturing	143,302	186,167	(42,865)
Compensation and related benefits	-	44,681	(44,681)
Other research and development	285,785	261,643	24,142
Total research and development expenses	$1,270,220	$1,223,776	$46,444

The overall increase in research and development expenses was primarily attributable to an increase in activities related to nonclinical and clinical studies, and direct third-party costs incurred under agreements with CROs and CMOs, primarily related to Phase 2 clinical studies for ANEB-001.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended September 30,
	2023	2022	Change
Compensation and related benefits	$264,710	$355,631	$(90,921)
Professional and consultant fees	613,960	465,358	148,602
Stock-based compensation expense	210,797	211,900	(1,103)
Directors’ and officers’ insurance	117,525	241,877	(124,352)
Facilities and other costs	66,466	113,505	(47,039)
Total general and administrative expenses	$1,273,458	$1,388,271	$(114,813)

The overall decrease in general and administrative expenses was primarily attributable to compensation and related benefits due to decreased headcount and decrease in directors’ and officers’ insurance resulting from a decrease in yearly premium amount. This was partially offset by an increase in professional and consultant fees, including legal and accounting fees, to support our continuous growth in operations.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we received net proceeds of approximately $19.8 million. As noted above, on September 28, 2022, we closed the Private Placement, in which we received net proceeds approximately $6.3 million. As of September 30, 2023, we had cash of approximately $8.5 million. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Loan and Security Agreement

On November 13, 2023, we entered into the LSA with 22NW and JFL (the “Lenders”) which will allow us to draw up to $10 million (the “Facility Amount”) as needed to fund future operations until the Maturity Date. Pursuant to the LSA, if we elect to draw on the Facility Amount (an “Advance”), JFL has the right, but not the obligation to fund 50% of the Advance at our request. If JFL elects not to fund 50% of the Advance, then 22NW will fund 100% of the Advance. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. Upon the draw of at least $3 million in the aggregate, the LSA will be collateralized by substantially all of our assets. All principal drawn and interest accrued under the LSA will be due and payable on the Maturity Date.

We issued 300,000 shares of common stock to 22NW upon the signing of the LSA. We will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nat Calloway, the lead for 22NW, are each members of our Board of Directors.

Cash Flows

The following table sets forth a summary of our cash flows:

	Three Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(2,726,825)	$(2,033,922)
Net cash provided by financing activities	-	6,699,148
Net (decrease) increase in cash	$(2,726,825)	$4,665,226

During the three months ended September 30, 2023, we used cash in operating activities of approximately $2.7 million primarily resulting from our net loss of $2.5 million, partially offset by the non-cash related stock-based compensation of approximately $0.2 million, and a change in operating assets and liabilities of approximately $0.5 million. During the three months ended September 30, 2022, we used cash in operating activities of approximately $2.0 million primarily resulting from our net loss of approximately $2.6 million, partially offset by the non-cash related stock-based compensation of $0.2 million, and a change in operating assets and liabilities of approximately $0.4 million. We received cash from financing activities of $6.7 million primarily resulting from the issuance of common stock and warrants of approximately $6.6 million. Additionally, we received $0.1 million relating to the exercise of stock options.

Funding and Material Cash Requirements

We expect that our cash at September 30, 2023, along with access to the Facility Amount under the LSA, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes. If we raise additional capital by issuing equity securities and/or equity-linked securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities and/or equity-linked securities that provide rights, preferences and privileges senior to those of our common stock. The LSA includes, and future debt financing, if obtained, may involve agreements that include, liens on our assets and covenants limiting or restricting our ability to take specific actions such as incurring additional debt. Debt financing, including the LSA, could also be required to be repaid regardless of our operating results. If we raise funds through collaborations, license or development agreements, we may be required to relinquish some rights to our current or future products or revenue streams or grant licenses on terms that are not favorable to us. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our current or future product candidates and other business.

Contractual Obligations and Commitments

License Agreement with Vernalis Development Limited

On May 26, 2020, we entered into the License Agreement with Vernalis. Pursuant to the License Agreement, Vernalis granted us an exclusive worldwide royalty-bearing license to develop and commercialize a compound that we refer to as ANEB-001, as well as access to and a right of reference with respect to any regulatory materials under its control. The License Agreement allows us to sublicense the rights thereunder to any person with similar or greater financial resources and expertise without Vernalis’ prior consent, provided the proposed sublicensee is not developing or commercializing a product that contains a CB1 antagonist or is for the same indication covered by the trials or market authorization for ANEB-001. In exchange for the exclusive license, we agreed to pay Vernalis a non-refundable signature fee of approximately $0.2 million, total potential developmental milestone payments of up to $29.9 million, total potential sales milestone payments of up to $35.0 million, and low to mid-single digit royalties on net sales. Subsequently, in May 2021 as part of the IPO, we issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments of approximately $1.4 million.

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

Office Lease, Manufacturing Contract and CRO Contract

We manage our business operations from our principal executive office in Lakeway, Texas, in leased space under a sublease with a related party for approximately $400 per month.

In June 2023, we entered into a manufacturing agreement with a third-party CMO. The total cost for the current manufacturing contract is approximately $0.9 million, which is expected to be fully incurred by the end of the fourth calendar quarter of 2023.

In February 2021, we entered into an agreement with a third-party CRO to manage and conduct our Phase 2 clinical trial for ANEB-001 in the Netherlands, which was initiated in December 2021. The total cost for the CRO agreement is approximately €2.8 million, which is expected to be fully incurred by the end of the fourth calendar quarter of 2023.

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

While our significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2023, and notes thereto, which are included in our Annual Report on Form 10-K that was filed with the SEC on September 22, 2023, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed financial statements.

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model during the fiscal quarter ended September 30, 2023, with the exception of the stock and exercise prices.

JOBS Act Accounting Election

The Jumpstart Our Business Startups (“JOBS”) Act, enacted in April 2012, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have and intend to continue to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, for an emerging growth company under Section 107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under Section 107 of the JOBS Act. See “Risk Factors—General Risk Factors—We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure for this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business, Financial Condition and Capital Requirements

We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.*

We have not generated any revenue. As of September, 30, 2023, we had an accumulated deficit of approximately $59.7 million, which includes a fair value adjustment of approximately $26.6 million for warrants converted into Series A preferred stock on a cashless basis in connection with our IPO. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We currently have no product revenue and will need to raise additional capital in the future, which may be unavailable to us or may cause dilution or place significant restrictions on our ability to operate.*

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash at September 30, 2023, along with access to the Facility Amount under the LSA, will enable us to fund our current and planned operating expenses and capital expenditures into the fourth quarter of calendar year 2024. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

Other than the LSA, we do not have any arrangements or credit facilities as a source of funds, and we make no assurance that we will be able to raise sufficient additional capital in the future if needed on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our current or future product candidates and other business, seek collaborations, or amend existing collaborations, for research and development programs at an earlier stage than otherwise would be desirable or for the development of programs that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available, dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves, pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders, file for bankruptcy or cease operations altogether. This may materially adversely affect our operations and financial condition as well as our ability to achieve business objectives and maintain competitiveness.

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

The LSA includes, and future debt financing, if obtained, may involve agreements that include, liens on our assets and covenants limiting or restricting our ability to take specific actions such as incurring additional debt. Debt financing, including the LSA, could also be required to be repaid regardless of our operating results.

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

We have entered into the LSA with 22NW and JFL for a debt facility. The debt facility may be secured by substantially all of our assets. Additionally, a default thereunder would have material adverse consequences on our financial condition, operating results, and business.*

We entered into the LSA for a debt facility in November 2023 with 22NW and JFL. Upon the draw of at least $3 million in the aggregate, the debt facility will be secured by substantially all of our assets. The LSA includes customary events of default for a first priority senior secured debt facility. In the event of default under the LSA, the Lenders under the LSA would have the rights that a secured creditor with a first priority lien on a company’s assets would have, including but not limited to, the right to collect, enforce or satisfy any secured obligations then owing, including by foreclosing on the collateral securing our obligations under the LSA (which generally comprise substantially all of our assets) and the Lenders would have no obligation to fund any future borrowings under the LSA. A default under the LSA would have material adverse consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and our stockholders may lose all or a portion of their investment because of the priority of the claims of the Lenders, in their capacity as secured creditors, on our assets. Additionally, during the term of the LSA, the Company cannot incur any debt that is senior or pari pasu with the LSA.

As consideration for the LSA, the Company has agreed to issue 300,000 shares to 22NW and up to an additional 300,000 shares based on the amount of the Facility Amount drawn on by the Company. Our stockholders have incurred and may incur dilution as a result of the LSA and the stock issuances contemplated thereby.

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

Our current and future operations substantially depend on our Founder and Chief Executive Officer and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.*

Our business depends and will continue to depend in substantial part on the continued service of Joseph F. Lawler, M.D., Ph.D., our founder and a director, and Richard Anthony Cunningham, our Chief Executive Officer and a director. The loss of the services of Dr. Lawler or Mr. Cunningham would significantly impede implementation and execution of our business strategy and may result in the failure to reach our goals. Further, the loss of either Dr. Lawler or Mr. Cunningham would be negatively perceived in the capital markets. We do not have “key-man” life insurance for our benefit on the lives of either Dr. Lawler or Mr. Cunningham.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company’s product candidates, if approved, and accordingly, the financial operations.

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

Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires an annual management assessment of the effectiveness of our internal control over financial reporting. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the accounting and internal controls provisions of the Foreign Corrupt Practices Act of 1977, as amended, with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as other rules and regulations implemented by the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel must devote a substantial amount of time and resources to complying with these requirements. Moreover, these rules and regulations are increasing our legal and financial compliance costs and will make some activities more time-consuming and costly. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company,” as defined by the JOBS Act, if we are also at that time not a “non-accelerated filer” under applicable SEC rules. These new obligations will require substantial attention from our management team and could divert their attention away from the day-to-day management of our business. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers, and more expensive for us to obtain director and officer liability insurance.

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

As a company with less than $1.235 billion in annual revenue, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-versus-performance and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States.

In addition, we are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statement regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data, information technology assets, and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, remote work has become more common and poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third-party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies, resulting in adverse consequences. In each case, these consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims) and mass arbitration demands; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs and negatively impact our ability to grow and operate our business. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Through September 30, 2023, we have used approximately $17.6 million of the net proceeds from the IPO for research and development expenses for ANEB-001, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 10, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Loan and Security Agreement

On November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL” and collectively with 22NW, the “Lenders”) which will allow us to draw up to $10 million (the “Facility Amount”) as needed to fund future operations until the third anniversary of the LSA (the “Maturity Date”). Pursuant to the LSA, if we elect to draw on the Facility Amount (an “Advance”), JFL has the right, but not the obligation to fund 50% of the Advance at the request of us. If JFL elects not to fund 50% of the Advance, then 22NW will fund 100% of the Advance. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. Upon the draw of at least $3 million in the aggregate, the LSA will be collateralized by substantially all of our assets. All principal drawn and interest accrued under the LSA will be due and payable on the Maturity Date.

We issued 300,000 shares of common stock to 22NW upon the signing of the LSA. We will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. The LSA contains a negative covenant that could restrict our ability to incur additional liens or incur additional indebtedness.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nat Calloway, the lead for 22NW, are each members of our Board of Directors.

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
10.1

Executive Employment Agreement, dated October 5, 2023, between the Company and Richard Anthony Cunningham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2023).

10.2	Offer Letter, effective September 26, 2023, between the Company and Daniel George (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, filed with the SEC on September 28, 2023).
10.3	Loan and Security Agreement dated November 13, 2023, among the Company, 22NW LP as administrative agent, collateral agent and as a lender, and JFL Capital Management LLC.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANEBULO PHARMACEUTICALS, INC.

Date: November 14, 2023	By:	/s/ Richard Anthony Cunningham
Richard Anthony Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Daniel George
Daniel George
Chief Financial Officer (Principal Financial and Accounting Officer)

