Form 10-Q
period 2023-12-31
Anebulo Pharmaceuticals, Inc.
filed 2024-02-13
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 6, 2024, the registrant had 25,933,217 shares of common stock, par value $0.001 per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding our capital requirements, revenue, expenses and other operating results, and needs for additional financing;
●	the timing or outcome of any of our regulatory submissions;
●	the timing and conduct of our clinical trials, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;
●	the clinical utility of, potential advantages of and timing or likelihood of regulatory filings and approvals for selonabant (formerly ANEB-001);
●	the market opportunity for selonabant, if approved;
●	our expectations regarding future growth;
●	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
●	our ability to maintain our existing licensing arrangements and enter into and maintain other collaborations or licensing arrangements;
●	our estimates regarding the commercial potential and market opportunity for our product candidates;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the impact on our business of economic or political events or trends; and
●	the impact of governmental laws and regulations.

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

●	We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.

●	Our business is highly dependent on our lead product candidate, selonabant (formerly ANEB-001), and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.

●	We depend substantially on intellectual property licensed from third parties, including Vernalis Development Limited, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.

●	We have entered into the LSA with 22NW and JFL for a debt facility. The debt facility may be secured by substantially all of the Company’s assets. Additionally, a default thereunder would have material adverse consequences on our financial condition, operating results, and business.

●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

●	We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

●	We are early in our development efforts and have only one product candidate in clinical development. If we are unable to successfully develop and commercialize our product candidate or experience significant delays in doing so, our business may be materially harmed.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.

●	The results of clinical trials are not necessarily predictive of future results. Our existing product candidate in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

●	Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	Our product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

●	We currently have no marketing and sales organization and we have no direct experience marketing pharmaceutical products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after approval, we may not be able to generate product revenues.

●	New drugs, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.

●	We depend on third parties in connection with our preclinical testing and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing selonabant or future product candidates.

●	We will be completely dependent on third parties to manufacture selonabant, and our commercialization of selonabant could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of selonabant or fail to do so at acceptable quality levels or prices.

●	The trading price and volume of our common stock in the public markets has experienced, and may in the future experience, volatility due to a variety of factors, many of which are beyond our control.

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$6,644,517	$11,247,403
Prepaid expenses	171,740	422,748
Total current assets	$6,816,257	$11,670,151
Other assets:
Loan commitment fees	684,516	-
Total assets	7,500,773	11,670,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$318,679	$534,545
Accrued expenses	694,877	534,256
Total liabilities	1,013,556	1,068,801

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and June 30, 2023	-	-
Common stock, $0.001 par value; 50,000,000 and 40,000,000 shares authorized at December 31, 2023 and June 30, 2023, respectively; 25,933,217 and 25,633,217 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	25,934	25,634
Additional paid-in capital	68,861,516	67,777,757
Accumulated deficit	(62,400,233)	(57,202,041)
Total stockholders’ equity	6,487,217	10,601,350
Total liabilities and stockholders’ equity	$7,500,773	$11,670,151

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Research and development	$1,062,672	$1,869,920	$2,332,892	$3,093,696
General and administrative	1,697,787	1,943,202	2,971,245	3,331,473
Total operating expenses	2,760,459	3,813,122	5,304,137	6,425,169
Loss from operations	(2,760,459)	(3,813,122)	(5,304,137)	(6,425,169)

Other (income) expenses:
Interest expense	31,838	-	31,838	-
Interest income	(75,522)	(8,816)	(130,720)	(13,249)
Other	594	22,646	(7,063)	26,867
Other (income) expenses, net	(43,090)	13,830	(105,945)	13,618
Net loss	$(2,717,369)	$(3,826,952)	$(5,198,192)	$(6,438,787)
Weighted average common shares outstanding, basic and diluted	25,789,739	25,633,217	25,711,478	24,524,856
Net loss per share, basic and diluted	$(0.11)	$(0.15)	$(0.20)	$(0.26)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	23,344,567	$23,345	$60,513,258	$(45,469,703)	$15,066,900
Issuance of common stock, net of offering costs	2,264,650	2,265	6,395,556	-	6,397,821
Common stock issued upon exercise of options	24,000	24	52,376	-	52,400
Stock-based compensation expense	-	-	211,900	-	211,900
Net loss	-	-	-	(2,611,835)	(2,611,835)
Balance at September 30, 2022	25,633,217	$25,634	$67,173,090	$(48,081,538)	$19,117,186
Stock-based compensation expense	-	-	225,621	-	225,621
Net loss	-	-	-	(3,826,952)	(3,826,952)
Balance at December 31, 2022	25,633,217	$25,634	$67,398,711	$(51,908,490)	$15,515,855

Balance at June 30, 2023	25,633,217	25,634	67,777,757	(57,202,041)	10,601,350
Stock-based compensation expense	-	-	210,797	-	210,797
Net loss	-	-	-	(2,480,823)	$(2,480,823)
Balance at September 30, 2023	25,633,217	$25,634	$67,988,554	$(59,682,864)	$8,331,324
Issuance of common stock	300,000	300	653,700	-	654,000
Stock-based compensation expense	-	-	219,262	-	219,262
Net loss	-	-	-	(2,717,369)	(2,717,369)
Balance at December 31, 2023	25,933,217	$25,934	$68,861,516	$(62,400,233)	$6,487,217

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,198,192)	(6,438,787)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	430,059	437,521
Amortization of loan commitment fee	31,838	-
Changes in operating assets and liabilities:
Prepaid expenses	251,008	498,054
Accounts payable	(215,866)	(34,274)
Accrued expenses	160,621	894,144
Net cash used in operating activities	(4,540,532)	(4,643,342)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	6,646,748
Payment of financing/offering costs	(62,354)	(248,927)
Proceeds from issuance of common stock upon exercise of options	-	52,400
Net cash (used in) provided by financing activities	(62,354)	6,450,221
Net (decrease) increase in cash	(4,602,886)	1,806,879
Cash, beginning of period	11,247,403	14,548,471
Cash, end of the period	$6,644,517	16,355,350

Noncash investing and financing activities:

Financing commitment fee funded through issuance of common stock	654,000	-

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of approximately $5.2 million for the six-month period ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $62.4 million. The Company expects to continue to generate operating losses. The Company expects that its cash, along with access to the Facility Amount under the LSA (as defined below in Note 10), will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements. Until such time, if ever, as the Company can generate substantial product revenue from sales of any current or future product candidates, the Company expects to seek additional funding in order to reach its development and commercialization objectives through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. The Company may not be able to obtain funding or enter into collaboration, license or development agreements on acceptable terms, or at all. The terms of any funding may be dilutive to or adversely affect the rights of the Company’s stockholders. If the Company is unable to obtain funding on satisfactory terms, or at all, the Company could be forced to delay, scale back or eliminate the development of its current or future product candidates or other business.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2023 amounts to conform with the fiscal year 2024 financial statement presentation.

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

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following :

	December 31, 2023	June 30, 2023
Prepaid insurance	$156,700	$391,750
Prepaid other	15,040	30,998
Total prepaid expenses	$171,740	$422,748

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2023	June 30, 2023
Accrued payroll related expenses	$436,651	$190,121
Accrued research and development	258,226	344,135
Total accrued expenses	$694,877	$534,256

Note 5. Other Assets

Other assets include loan commitment fees. Total loan commitment fees of approximately $0.7 million are being amortized over three years, the term of the loan (see Note 10). The balance was $0.7 million and zero as of December 31, 2023 and June 30, 2023, respectively.

Note 6. License Agreement

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

As part of the initial public offering (“IPO”) in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of approximately $1.4 million, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of December 31, 2023, and therefore no liability has been recorded.

Note 7. Stockholders’ Equity

On May 4, 2021, the Company filed an amended and restated certificate of incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware in connection with the closing of its IPO. On November 20, 2023, the Company filed a certificate of amendment to the Restated Certificate with the Secretary of State of the State of Delaware to increase the authorized number of shares of its common stock from 40,000,000 to 50,000,000 shares. As set forth in the Restated Certificate, as amended, the Company’s authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share, and 2,000,000 shares of preferred stock, par value $0.001 per share.

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

On November 13, 2023, the Company issued 300,000 shares of common stock in conjunction with a Loan and Security Agreement – see Note 10.

Note 8. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five years from the date of grant. As of December 31, 2023, the Company had 270,327 shares available for future issuance under the 2020 Stock Incentive Plan.

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

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during the three and six months ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Risk-free interest rate	4.77%	3.7% – 4.3%	4.6%-4.8%	2.9% – 4.3%
Expected term (in years)	6.25	4.5 – 6.25	6.25	4.5 – 6.25
Expected volatility	60%	60.0%	60%	50.0% – 60.0%
Expected dividend yield	–	–	–	–

The following table summarizes stock option activity for the six months ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2023	2,049,313	$4.54	3.7
Granted	776,097	$3.03
Exercised	-	$-
Forfeited/cancelled	(452,237)	$6.58
Outstanding at December 31, 2023	2,373,173	$3.66	5.3	$137,362
Options exercisable at December 31, 2023	1,008,057	$4.33	2.9	$102,468

The weighted-average grant date fair value of options awarded during the six months ended December 31, 2023 was approximately $1.85 per share. As of December 31, 2023, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $3.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

The Company recorded stock-based compensation expense of approximately $0.2 million for the three months ended December 31, 2023 and 2022, and approximately $0.4 million for the six months ended December 31, 2023 and 2022, all of which is included in general and administrative expenses.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	December 31,
	2023	2022
Stock options outstanding	2,373,173	2,060,113
Warrants outstanding	2,264,650	2,264,650
Total	4,637,823	4,324,763

Note 10. Loan and Security Agreement

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

The Company issued 300,000 shares of common stock to 22NW upon the signing of the LSA. The Company will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. There was no balance outstanding under the LSA as of December 31, 2023.

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

Overview

We are a clinical-stage biotechnology company developing novel solutions for people suffering from acute cannabinoid intoxication (“ACI”) and substance addiction. Our lead product candidate, selonabant (formerly ANEB-001), is intended to rapidly reverse the negative effects of ACI and reduce time to recovery. ACI is characterized by signs and symptoms that may include sedation, anxiety, panic attacks, agitation, psychosis, tachycardia, and in extreme cases, respiratory depression and coma. In pediatric subjects, exposure to high doses of THC can lead to severe complications, including profound sedation, seizures, coma, and death. There is no approved medical treatment currently available to specifically alleviate the symptoms of ACI, and we are not aware of any competing products that are further along in the development process than selonabant in reversing the effects of cannabinoids like delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis. Previous clinical trials completed by a third party have shown that selonabant is rapidly absorbed, well tolerated and, when repeatedly administered to obese subjects, leads to weight loss, an effect that is consistent with central antagonism of the cannabinoid receptor type-1 (“CB1”), the primary target of agonists like THC. In March 2021, our European clinical trial application (“CTA”), which is equivalent to an investigational new drug application in the United States, was accepted in the Netherlands to allow us to utilize selonabant in a randomized, double-blind, placebo-controlled Phase 2 human proof-of-concept clinical trial in the Netherlands for potential use as a treatment for ACI. The study was designed to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single dose of selonabant in treating healthy adult subjects challenged with THC. We announced on January 3, 2022, that the first patient had been dosed in the Netherlands Trial. On May 11, 2022, we announced the dosing of all 60 subjects in Part A of the Netherlands Trial. On March 28, 2023, we announced complete results from Part A and Part B of the Netherlands Trial, in a total of 134 subjects. Dosing of an additional 20 subjects in an open-label extension of the study (“Part C”) was initiated in July 2023 and the study was completed in August 2023. We met with the FDA in July 2023 for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of selonabant and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of selonabant in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application. In addition, an observational study in patients presenting to emergency departments with ACI is currently ongoing. The study will determine concentrations of cannabinoids and metabolites in plasma and gather information on signs and symptoms, patients’ disposition and selected assessments, where possible. We believe the data generated from the Netherlands Trial provide support for our development pathway. We are working on the advancement of a selonabant IV formulation, which we are currently scaling up for initial clinical safety studies as a potential treatment for patients where oral dosing is not an option.

ACI has become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. Excessive ingestion of THC via edible products such as candies and brownies, and intoxication from synthetic cannabinoids (also known as “synthetics,” including “K2” or “spice”), are two potential causes of THC-related emergency room visits. Synthetic cannabinoids are analogous to fentanyl for opioids insofar as they are more potent at the cannabinoid receptor than their natural product congener THC.

Hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. Before the legalization of cannabis, an estimated 450,000 patients visited hospital emergency rooms annually for cannabis-related conditions. In 2014, this number more than doubled to an estimated 1.1 million patients, according to data published in “Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States: 2006-2014,” Journal of Addiction Medicine (May/June 2019), which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on a published analysis of the most recent NEDS data, we believe that the number of emergency department visits grew to approximately 1.7 million patients in 2019 and was growing at an approximately 15% compounded annual growth rate between 2011 and 2019. We believe the number of cannabis-related emergency department visits and other health problems associated with ACIs such as depression, anxiety and mental disorders will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of ACI.

In May 2020, we entered into a royalty-bearing license agreement with Vernalis Development Limited (“License Agreement”) to exploit its license compounds and licensed products to combat symptoms of ACI and substance addiction. We are currently developing our lead product candidate, selonabant to quickly, and effectively, combat symptoms of ACI.

Our objective is to develop and commercialize new treatment options for patients suffering from ACI and substance addiction. Our lead product candidate is selonabant, a potent, small molecule cannabinoid receptor antagonist, to address the unmet medical need for a specific antidote for ACI. selonabant is an orally bioavailable, rapidly absorbed treatment that we anticipate will rapidly reverse the symptoms of ACI. Our proprietary position in the treatment of ACI is protected by rights to two patent applications covering various methods of use of the compound and delivery systems.

We were incorporated in Delaware on April 23, 2020, and commenced operations in May 2020. Our operations to date have consisted of organizing and acquiring the license rights to Vernalis’ licensed products, assembling an executive team, advancing development of selonabant, including the synthesis of additional active pharmaceutical ingredient, development and manufacturing of drug formulations for nonclinical and clinic studies, the development and filing of a clinical trial protocol with regulatory agencies in the Netherlands, execution of a Phase 2 proof-of-concept trial, continuation of nonclinical studies to support further development, interactions with FDA, and raising capital. Prior to our initial public offering (“IPO”), we funded our operations through a private placement of our series A convertible preferred stock and issuance of two promissory notes to a related party.

On October 12, 2021, the United States Patent and Trademark Office issued us U.S. Patent No. 11,141,404, titled “Formulations and Methods For Treating Acute Cannabinoid Overdose.” The issued patent describes the use of our investigational drug selonabant to treat acute cannabinoid overdose and is expected to provide patent protection through 2040. On October 24, 2023, the United States Patent and Trademark Office issued us U.S. Patent No. 11,795,146 titled “Crystalline forms of a cannabinoid receptor type 1 (CB1) modulator and methods of use and preparation thereof.” The issued patent describes crystalline forms of our investigational drug selonabant and methods of use to treat acute cannabinoid overdose and is expected to provide patent protection through 2042.

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

As more fully described in the Liquidity and Capital Resources section below, on November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL”) which will allow us to borrow up to $10 million as needed to fund future operations. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The LSA will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on November 13, 2026 (the “Maturity Date”). As of December 31, 2023, there was no balance outstanding under the LSA.

On October 6, 2023, the Company terminated without cause the employment of Simon Allen, who at the time was serving as the Company’s Chief Executive Officer. In connection with his termination, Mr. Allen resigned from the Company’s Board of Directors (the “Board”). On October 6, 2023, the Board appointed Richard (Richie) Anthony Cunningham as the Company’s Chief Executive Officer and as a member of the Board.

On January 31, 2024, the United States Adopted Names (USAN) Council has adopted selonabant as the generic name for ANEB-001.

Components of Results of Operations

Revenue

We have not generated any revenue since inception. If our development efforts for our current lead product candidate, selonabant, or other additional product candidates that we may develop in the future, are successful and result in marketing approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We have incurred operating losses since inception and expect to continue to incur significant operating losses and negative cash flows from operations in the future.

Research and Development Expenses

We expect to continue incurring significant research and development costs related to selonabant. Our research and development expenses for the three and six months ended December 31, 2023 and 2022 included research and development consulting expenses, nonclinical and clinical study costs, and other costs associated with development of our lead product candidate, selonabant.

We anticipate that our research and development activities will account for a significant portion of our operating expenses and these costs are expensed as incurred. We expect to significantly increase our research and development efforts as we continue to develop selonabant and conduct additional clinical trials with volunteers and with ED patients suffering from symptoms of ACI, as well as continue to expand our product-candidate pipeline. Research and development expenses include:

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

General and Administrative Expenses

General and administrative expenses for the three and six months ended December 31, 2023 and 2022 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2023 and 2022

The following table summarizes our results of operations:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2023	2022	Change	2023	2022	Change
Research and development	$1,062,672	$1,869,920	$(807,248)	$2,332,892	$3,093,696	$(760,804)
General and administrative	1,697,787	1,943,202	(245,415)	2,971,245	3,331,473	(360,228)
Total operating expenses	2,760,459	3,813,122	(1,052,663)	5,304,137	6,425,169	(1,121,032)
Loss from operations	(2,760,459)	(3,813,122)	1,052,663)	(5,304,137)	(6,425,169)	(1,121,032)

Other (income ) expenses, net	(43,090)	13,830	(56,920)	(105,945)	13,618	(119,563)
Net loss	$(2,717,369)	$(3,826,952)	$995,743	$(5,198,192)	$(6,438,787)	$1,001,469

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2023	2022	Change	2023	2022	Change
Pre-clinical and clinical studies	$300,659	$759,979	$(459,320)	$1,141,792	$1,491,264	$(349,472)
Contract manufacturing	498,230	653,066	(154,836)	641,532	839,233	(197,701)
Compensation and related benefits	-	-	-	-	44,681	(44,681)
Other research and development	263,783	456,875	(193,092)	549,568	718,518	(168,950)
Total research and development expenses	$1,062,672	$1,869,920	$(807,248)	$2,332,892	$3,093,696	$(760,804)

The overall decrease in research and development expenses was primarily attributable to the completion of our Phase 2 proof of concept trial for ACI and awaiting the start of Phase 3.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2023	2022	Change	2023	2022	Change
Compensation and related benefits	$848,171	$602,341	$245,830	$1,112,881	$957,972	$154,909
Professional and consultant fees	414,043	739,837	(325,794)	1,028,003	1,205,195	(177,192)
Stock-based compensation expense	219,262	225,621	(6,359)	430,059	437,521	(7,462)
Directors’ and officers’ insurance	117,525	235,000	(117,475)	235,050	476,877	(241,827)
Facilities, fees and other costs	98,786	140,403	(41,617)	165,252	253,908	(88,656)
Total general and administrative expenses	$1,697,787	$1,943,202	$(245,415)	$2,971,245	$3,331,473	$(360,228)

The overall decrease in general and administrative expenses was primarily attributable to a decrease in professional and consultant fees, including legal and accounting fees, resulting from strategic cost reductions, a decrease in directors’ and officers’ insurance resulting from a decrease in yearly premium amount. This was partially offset by an increase in compensation and related benefits due to severance accrued related to our former CEO.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we received net proceeds of approximately $19.8 million. As noted above, on September 28, 2022, we closed the Private Placement, in which we received net proceeds of approximately $6.3 million. As of December 31, 2023, we had cash of approximately $6.6 million. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

We issued 300,000 shares of common stock to 22NW upon the signing of the LSA. We will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. As of December 31, 2023, there was no balance outstanding under the LSA.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nat Calloway, the lead for 22NW, are each members of our Board of Directors.

Cash Flows

The following table sets forth a summary of our cash flows:

	Six Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(4,540,532)	$(4,643,342)
Net cash (used in) provided by financing activities	(62,354)	6,450,221
Net (decrease) increase in cash	$(4,602,886)	$1,806,879

During the six months ended December 31, 2023, we used cash in operating activities of approximately $4.5 million primarily resulting from our net loss of $5.2 million, partially offset by the non-cash related stock-based compensation and loan commitment amortization totaling approximately $0.5 million, and a change in operating assets and liabilities of approximately $0.2 million.

During the six months ended December 31, 2022, we used cash in operating activities of approximately $4.6 million primarily resulting from our net loss of approximately $6.4 million partially offset by the non-cash related stock-based compensation of approximately $0.4 million, and a change in operating assets and liabilities of approximately $1.3 million. We received cash from financing activities of approximately $6.5 million primarily resulting from the issuance of common stock and warrants of approximately $6.6 million, net of offering costs of approximately $0.3 million.

Funding and Material Cash Requirements

We expect that our cash at December 31, 2023, along with access to the Facility Amount under the LSA, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Contractual Obligations and Commitments

License Agreement with Vernalis Development Limited

On May 26, 2020, we entered into the License Agreement with Vernalis. Pursuant to the License Agreement, Vernalis granted us an exclusive worldwide royalty-bearing license to develop and commercialize a compound that we refer to as selonabant, as well as access to and a right of reference with respect to any regulatory materials under its control. The License Agreement allows us to sublicense the rights thereunder to any person with similar or greater financial resources and expertise without Vernalis’ prior consent, provided the proposed sublicensee is not developing or commercializing a product that contains a CB1 antagonist or is for the same indication covered by the trials or market authorization for selonabant. In exchange for the exclusive license, we agreed to pay Vernalis a non-refundable signature fee of approximately $0.2 million, total potential developmental milestone payments of up to $29.9 million, total potential sales milestone payments of up to $35.0 million, and low to mid-single digit royalties on net sales. Subsequently, in May 2021 as part of the IPO, we issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments of approximately $1.4 million.

Under the License Agreement, we purchased the API for selonabant from Vernalis on an “as is” basis for $20,000. We have the sole discretion to carry out the development and commercialization of selonabant, including obtaining regulatory approvals, and we are responsible for all costs and expenses in connection therewith. We have access to certain regulatory materials, including study reports from clinical and non-clinical trials, under Vernalis’ control. We agreed to use commercially reasonable efforts to (i) develop and commercialize selonabant in the United States and certain European countries and (ii) conduct a Phase 2 and human clinical trial within specified periods, which periods could be extended for a nominal fee. We also agreed to provide Vernalis with periodic reports of our activities and notice of market authorization within specified timeframes.

Office Lease, Manufacturing Contract and CRO Contract

We manage our business operations from our principal executive office in Lakeway, Texas, in leased space under a sublease with a related party for approximately $400 per month.

We have a manufacturing agreement with a third-party CMO. The total cost for the current contract is approximately $2.9 million. The manufacturing aspect of this contract is expected to be fully incurred by the end of the first calendar quarter of 2024. The stability study aspect of the contract is expected to be fully incurred during calendar 2026.

In February 2021, we entered into an agreement with a third-party CRO to manage and conduct our Phase 2 clinical trial for selonabant in the Netherlands, which was initiated in December 2021. The total cost for the CRO agreement is approximately €2.8 million and was substantially completed as of December 31, 2023.

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model during the six months ended December 31, 2023, with the exception of the stock and exercise prices.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business, Financial Condition and Capital Requirements

We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.*

We have not generated any revenue. As of December, 31, 2023, we had an accumulated deficit of approximately $62.4 million, which includes a fair value adjustment of approximately $26.6 million for warrants converted into Series A preferred stock on a cashless basis in connection with our IPO. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We currently rely on a license from a third party, and in the future may rely on additional licenses from other third parties, in relation to our development of selonabant, and if we fail to comply with our obligations under our current or future intellectual property license agreements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.

We are, and expect to continue to be, reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our product candidates, including selonabant. On May 26, 2020, we entered into the License Agreement with Vernalis, pursuant to which Vernalis granted us an exclusive license to develop and commercialize our selonabant product candidate. Under the License Agreement, we have the sole discretion to carry out the development and commercialization of selonabant, including obtaining regulatory approvals. We retain the sole right over certain patent rights (including patent applications) and know-how controlled by us that are necessary or reasonably useful to developing and commercializing the licensed product during the term of the License Agreement. The License Agreement imposes, and we expect that any future license agreement will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the license.

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

Absent the license agreements, we may infringe patents subject to those agreements, and if the license agreements are terminated, we may be subject to litigation by the licensor. Litigation could result in substantial costs to us and distract our management. If we do not prevail, we may be required to pay damages, including treble damages, attorneys’ fees, costs and expenses and royalties or be enjoined from selling selonabant, which could adversely affect our ability to offer products or services, our ability to continue operations and our business, financial condition, results of operations and prospects.

We currently have no product revenue and will need to raise additional capital in the future, which may be unavailable to us or may cause dilution or place significant restrictions on our ability to operate.*

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash at December 31, 2023, along with access to the Facility Amount under the LSA, will enable us to fund our current and planned operating expenses and capital expenditures into the first quarter of calendar year 2025. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for important aspects of selonabant, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products that are similar or identical to ours, and our ability to successfully commercialize our current or future product candidates may be adversely affected.*

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to selonabant, our product candidate. On October 12, 2021, the United States Patent and Trademark Office issued to us U.S. Patent No. 11,141,404, titled “Formulations and Methods for Treating Acute Cannabinoid Overdose.” The issued patent describes the use of our investigational drug selonabant to treat ACI, and is expected to provide patent protection through 2040. On October 24, 2023, the United States Patent and Trademark Office issued us U.S. Patent No. 11,795,146 titled “Crystalline forms of a cannabinoid receptor type 1 (CB1) modulator and methods of use and preparation thereof.” The issued patent describes crystalline forms of our investigational drug selonabant and methods of use to treat acute cannabinoid overdose and is expected to provide patent protection through 2042. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to aspects of our product candidate that are important to our business and maintaining and protecting our existing patents. Given that the development of our product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our product candidates is also at an early stage. For example, we have filed or intend to file additional patent applications related to aspects of selonabant, our product candidate; however, there can be no assurance that any such patent applications will issue as granted patents around the world. The requirements for patentability differ in certain countries, and certain countries have heightened requirements for patentability. Further, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidate, and provisional patent applications are not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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

We cannot be certain that our current and future patent rights will be effective in protecting selonabant and related technologies. Failure to protect such assets may have a material adverse effect on our business, operations, financial condition and prospects.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of selonabant and related technologies we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and growth prospects could be materially harmed.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Filing, prosecuting and defending patent rights on important aspects of selonabant in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may develop their own products and may also export infringing products to territories where we may have patent protection, but enforcement is not as strong as that in the United States. These products may compete with selonabant, and our patent or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Changes in either the patent laws or interpretation of the patent laws in the United States or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted on September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to selonabant or (ii) invent any of the inventions claimed in our patents or patent applications.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

Delays in the completion of, or the termination of, a clinical trial for selonabant, our lead drug candidate, could adversely affect our business.

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

If we are not able to obtain any required regulatory approvals for selonabant, we will not be able to commercialize our lead drug candidate and our ability to generate revenue will be limited.

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

Even if we receive regulatory approval for selonabant, our lead drug candidate, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of selonabant will depend upon the product’s acceptance by the medical community, including physicians, patients and healthcare payors. The degree of market acceptance for our drug candidate will depend on a number of factors, including:

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

Even if we obtain marketing approval for selonabant, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, selonabant could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with selonabant.

Even if we obtain regulatory approval for selonabant for an indication, the FDA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies and post-market surveillance to monitor safety and efficacy. Our drug candidate will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current GCP regulations, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with CGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

Current legislation may increase the difficulty and cost for us to commercialize selonabant and affect the prices we may obtain and our current and future relationships with healthcare professionals, clinical investigators, consultants, patient organizations, customers, CROs and third-party payors.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which the Company obtains marketing approval. The Company’s current and future arrangements with healthcare professionals, including HCPs, clinical investigators, CROs, third-party payors and customers may expose it to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which the Company markets, sells and distributes its products for which it obtains marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Moreover, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	the federal civil and criminal false claims, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require biotechnology companies to report information on the pricing of certain drug products, state and local laws that require the registration of pharmaceutical sales representatives;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

●	analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of personal data (including personal health information) in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.

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

selonabant, our lead drug candidate, may face competition sooner than expected.

Our success will depend in part on our ability to obtain and maintain patent protection for important aspects of selonabant and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against compounding pharmacies, outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own.

Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of selonabant, our lead drug candidate, for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

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

selonabant, our lead product candidate, may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require it to be taken off the market, require it to include safety warnings or otherwise limit sales of the product.

Unforeseen side effects from selonabant could arise either during clinical development or, if approved, after the product has been marketed. This could cause regulatory approvals for, or market acceptance of, the product to be harder and more costly to obtain.

To date, no serious adverse events have been attributed to selonabant. However, development of selonabant for weight loss was discontinued by Vernalis after a different CB1 antagonist showed significant side effects after prolonged administration (months or more). While we currently expect selonabant to be limited to a single dose to treat ACI, there may be unforeseen side effects from selonabant for the treatment of ACI or other indications we may explore. The results of our current or future clinical trials may show that our product candidate causes undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings. If our product candidate receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by the use of our product:

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

We do not have a sales organization for the marketing, sales and distribution of any pharmaceutical products. In order to commercialize selonabant, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products, if approved. The establishment and development of a direct sales force will be expensive and time-consuming and could delay our product launch, and we cannot be certain that we would be able to successfully develop this capability. As a result, we may seek one or more partners to handle some or all of the sales, marketing and distribution of our products once approved. There also may be certain markets within the United States and elsewhere for our product candidates that receive approval for which we may seek a co-promotion arrangement. However, we may not be able to enter into arrangements with third parties to sell any of our products that may be approved on favorable terms, or at all. In the event, we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we will not be able to commercialize our current or future product candidates following approval, which will negatively impact our ability to generate product revenues. Furthermore, whether we commercialize our product candidates following approval on our own or rely on a third party, our ability to generate revenue would be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize any product candidate that may be approved in the future, we would likely receive less revenues than if we commercialized such product candidates ourselves.

New drugs, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.*

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our technologies and product candidates non-competitive or obsolete. For example, Aelis Farma, which is developing a medication based on a pregnanolone derivative to treat cannabis use disorders, and Opiant Pharmaceuticals, Inc. (acquired by Indivior PLC in March 2023), which is developing a drinabant injection to treat acute cannabis overdose, could obtain regulatory approval before we are able to obtain regulatory approval for selonabant, which could materially harm our business prospects . We also may be unable to keep pace with technological developments and other market factors. Technological competition from medical device, pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us.

Risks Related to Our Reliance on Third Parties

We depend on third parties in connection with our preclinical testing and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing selonabant or future product candidates.

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

We will be completely dependent on third parties to manufacture selonabant, and our commercialization of selonabant could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of selonabant or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the API in selonabant for use in our clinical trials or for commercial product, if any. In addition, we do not have the capability to encapsulate our drug candidate as a finished drug product for commercial distribution. As a result, we will be obligated to rely on contract manufacturers, if and when our drug candidate is approved for commercialization. We have not entered into an agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of our drug candidate on favorable terms to us, or at all.

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

Our reliance on collaborations with third parties to develop and commercialize selonabant is subject to inherent risks and may result in delays in product development and lost or reduced revenues, restricting our ability to commercialize selonabant and adversely affecting our profitability.

Our ability to develop, obtain regulatory approval of, manufacture and commercialize selonabant depends upon our ability to maintain existing, and enter into and maintain new, contractual and collaborative arrangements with others. We also engage, and intend in the future to continue to engage, contract manufacturers and clinical trial investigators.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, we may be unable to maintain our relationship with Vernalis on a commercially reasonable basis, if at all. If we are unable to retain Vernalis as a licensor on commercially acceptable terms, we may not be able to commercialize selonabant and we may experience delays in or suspension of the marketing of selonabant. The same could apply to other product candidates we may develop or acquire in the future. Our dependence upon third parties to assist with the development and commercialization of our product candidates may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such product candidates on a timely and competitive basis.

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

There have been judicial, congressional, and executive branch efforts to repeal, modify or delay the implementation of the law. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. If the ACA is repealed or modified, or if implementation of certain aspects of the ACA are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal or modification in the implementation of the ACA on us at this time.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company’s product candidates, if approved, and accordingly, the financial operations.

In the coming years, additional changes could be made to governmental healthcare programs such as allowing the Medicare program to negotiate prices for certain drugs that could significantly impact the development and success of our future product candidates, and we could be adversely affected by current and future healthcare reforms.

Clinical trials for selonabant have and may in the future be conducted outside the United States and not under an IND, and where this is the case, the FDA may not accept data from such trials.

Our ongoing clinical trial for selonabant is being conducted in the Netherlands and we may conduct future clinical trials outside of the United States. Although the FDA may accept data from clinical trials conducted outside the United States and not under an IND in support of research or marketing applications for our product candidates, this is subject to certain conditions set out in 21 C.F.R. § 312.120. For example, such foreign clinical trials should be conducted in accordance with GCP, including review and approval by an independent ethics committee and obtaining the informed consent from subjects of the clinical trials. The FDA must also be able to validate the data from the study through an onsite inspection if the agency deems it necessary. The foreign clinical data should also be applicable to the U.S. population and U.S. medical practice. Other factors that may affect the acceptance of foreign clinical data include differences in clinical conditions, study populations or regulatory requirements between the U.S. and the foreign country. If the FDA does not accept such foreign clinical data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidate not receiving marketing approval.

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

Health epidemics or pandemics may negatively impact worldwide economic and commercial activity and financial markets. For example, Covid-19 previously resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Our Netherlands Trial was previously delayed due to Covid-19 and it is possible we may encounter similar delays or other disruptions associated with health epidemics or pandemics. If we or any of our business partners, clinical trial sites, suppliers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions as a result of a health epidemic or pandemic, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, if our development of selonabant were to be delayed, it may have a material adverse effect on our business, results of operations and financial condition. In addition, an epidemic’s or pandemic’s impact on the medical community and the global economy could have an adverse impact on future sales upon which we expect to derive royalties and milestones, which could lead to a decrease in our revenues, net income and assets. If the adverse effects of a health epidemic or pandemic continue for a prolonged period or result in sustained economic stress, higher inflation levels or recession, many of the other risks described in this “Risk Factors” section could be exacerbated, such as those relating to our reliance on a limited number of suppliers and our need to raise additional capital to fund our existing operations.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further discussed above, the HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we anticipate that more states will pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

We may also be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. For example, under the EU and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allow for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States.

In addition, we are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require companies to impose specific contractual restrictions on service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

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

If our information technology systems or sensitive information, or those of our third-party CROs or other third parties, contractors or consultants, are or were compromised, we could experience adverse consequences from such compromise, including but not limited to, a material disruption of the development of our product candidates, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may process confidential, and sensitive information, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, “sensitive information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide products or services, loss of data, information technology assets, and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments for example, due to applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, remote work has become more common and poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third-party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies, resulting in adverse consequences. In each case, these consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims) and mass arbitration demands; indemnification obligations; negative publicity; reputational harm; diversion of management attention; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs and negatively impact our ability to grow and operate our business. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

As previously disclosed in our Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 14, 2023, on November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC, which will allow us to draw up to $10 million as needed to fund future operations until the third anniversary of the LSA. As partial consideration for entering into the LSA, we issued 300,000 shares of common stock to 22NW upon the signing of the LSA. The securities issued to 22NW were issued in reliance on the exemption from registration requirements of the Securities Act by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

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

Through December 31, 2023, we have used approximately $19.4 million of the net proceeds from the IPO for research and development expenses for selonabant, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 10, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.3	Certificate of Amendment to the Seconded Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2023).
3.4	Amended and Restated Bylaws of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate for Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.3	Investors’ Rights Agreement, dated June 18, 2020, between Anebulo Pharmaceuticals, Inc. and 22NW, LP (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.4	Securities Purchase Agreement, dated September 25, 2022, by and between Anebulo Pharmaceuticals, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2022).
4.5	Form of Common Stock Purchase Warrant, issued September 28, 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2022).
10.1	Executive Employment Agreement, dated October 5, 2023, between the Company and Richard Anthony Cunningham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2023).
10.2	Loan and Security Agreement dated November 13, 2023, among the Company, 22NW LP as administrative agent, collateral agent and as a lender, and JFL Capital Management LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANEBULO PHARMACEUTICALS, INC.

Date: February 13, 2024	By:	/s/ Richard Anthony Cunningham
Richard Anthony Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2024	By:	/s/ Daniel George
Daniel George
Chief Financial Officer (Principal Financial and Accounting Officer)

