Form 10-Q
period 2024-03-31
Anebulo Pharmaceuticals, Inc.
filed 2024-05-15
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, the registrant had 25,933,217 shares of common stock, par value $0.001 per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding our capital requirements, expenses and other operating results, and needs for additional financing;
●	the timing or outcome of any of our regulatory submissions;
●	the timing and conduct of our clinical trials, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;
●	the clinical utility of, potential advantages of and timing or likelihood of regulatory filings and approvals for selonabant (formerly ANEB-001);
●	the market opportunity for selonabant, if approved;
●	our expectations regarding future growth;
●	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
●	our ability to maintain our existing licensing arrangements and enter into and maintain other collaborations or licensing arrangements;
●	our estimates regarding the commercial potential and market opportunity for our product candidates;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the impact on our business of economic or political events or trends; and
●	the impact of governmental laws and regulations.

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

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$5,147,139	$11,247,403
Prepaid expenses	223,676	422,748
Total current assets	$5,370,815	$11,670,151
Other assets:
Loan commitment fees	624,820	-
Total assets	5,995,635	11,670,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$384,920	$534,545
Accrued expenses	625,401	534,256
Total liabilities	1,010,321	1,068,801

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, no shares issued or outstanding at March 31, 2024 and June 30, 2023	-	-
Common stock, $0.001 par value; 50,000,000 and 40,000,000 shares authorized at March 31, 2024 and June 30, 2023, respectively; 25,933,217 and 25,633,217 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	25,934	25,634
Additional paid-in capital	69,013,155	67,777,757
Accumulated deficit	(64,053,775)	(57,202,041)
Total stockholders’ equity	4,985,314	10,601,350
Total liabilities and stockholders’ equity	$5,995,635	$11,670,151

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Research and development	$748,339	$1,089,342	$3,081,231	$4,183,038
General and administrative	915,912	1,774,699	3,887,157	5,106,172
Total operating expenses	1,664,251	2,864,041	6,968,388	9,289,210
Loss from operations	(1,664,251)	(2,864,041)	(6,968,388)	(9,289,210)

Other (income) expenses:
Interest expense	59,696	-	91,534	-
Interest income	(68,084)	(79,152)	(198,804)	(92,401)
Other	(2,321)	13,082	(9,384)	39,949
Other income, net	(10,709)	(66,070)	(116,654)	(52,452)
Net loss	$(1,653,542)	$(2,797,971)	$(6,851,734)	$(9,236,758)
Weighted average common shares outstanding, basic and diluted	25,933,217	25,633,217	25,784,853	24,888,916
Net loss per share, basic and diluted	$(0.06)	$(0.11)	$(0.27)	$(0.37)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	23,344,567	$23,345	$60,513,258	$(45,469,703)	$15,066,900
Issuance of common stock, net of offering costs	2,264,650	2,265	6,395,556	-	6,397,821
Common stock issued upon exercise of options	24,000	24	52,376	-	52,400
Stock-based compensation expense	-	-	211,900	-	211,900
Net loss	-	-	-	(2,611,835)	(2,611,835)
Balance at September 30, 2022	25,633,217	$25,634	$67,173,090	$(48,081,538)	$19,117,186
Stock-based compensation expense	-	-	225,621	-	225,621
Net loss	-	-	-	(3,826,952)	(3,826,952)
Balance at December 31, 2022	25,633,217	$25,634	$67,398,711	$(51,908,490)	$15,515,855
Stock-based compensation expense	-	-	223,637	-	223,637
Net loss	-	-	-	(2,797,971)	(2,797,971)
Balance at March 31, 2023	25,633,217	$25,634	$67,622,348	$(54,706,461)	$12,941,521

Balance at June 30, 2023	25,633,217	25,634	67,777,757	(57,202,041)	10,601,350
Stock-based compensation expense	-	-	210,797	-	210,797
Net loss	-	-	-	(2,480,823)	$(2,480,823)
Balance at September 30, 2023	25,633,217	$25,634	$67,988,554	$(59,682,864)	$8,331,324
Issuance of common stock	300,000	300	653,700	-	654,000
Stock-based compensation expense	-	-	219,262	-	219,262
Net loss	-	-	-	(2,717,369)	(2,717,369)
Balance at December 31, 2023	25,933,217	$25,934	$68,861,516	$(62,400,233)	$6,487,217
Stock-based compensation expense	-	-	151,639	-	151,639
Net loss	-	-	-	(1,653,542)	(1,653,542)
Balance at March 31, 2024	25,933,217	$25,934	$69,013,155	$(64,053,775)	$4,985,314

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,851,734)	(9,236,758)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	581,698	661,158
Amortization of loan commitment fee	91,534	-
Changes in operating assets and liabilities:
Prepaid expenses	199,072	763,159
Accounts payable	(149,625)	190,074
Accrued expenses	91,145	788,480
Net cash used in operating activities	(6,037,910)	(6,833,887)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	6,646,748
Payment of financing/offering costs	(62,354)	(248,927)
Proceeds from issuance of common stock upon exercise of options	-	52,400
Net cash (used in) provided by financing activities	(62,354)	6,450,221
Net decrease in cash	(6,100,264)	(383,666)
Cash, beginning of period	11,247,403	14,548,471
Cash, end of the period	$5,147,139	14,164,805

Noncash investing and financing activities:

Financing commitment fee funded through issuance of common stock	654,000	-

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Note 1. Nature of business and basis of presentation

Organization

Anebulo Pharmaceuticals, Inc. (the “Company”) was founded on April 23, 2020, as a Delaware corporation. The Company is a clinical stage biotechnology company focused on developing and commercializing new treatments for patients suffering from Acute Cannabinoid Intoxication (“ACI”) and unintentional cannabis poisoning. The Company’s principal operations are located in Lakeway, Texas.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of approximately $6.9 million for the nine-month period ended March 31, 2024. As of March 31, 2024, the Company had an accumulated deficit of $64.1 million. The Company expects to continue to generate operating losses. The Company expects that its cash, along with access to the Facility Amount under the LSA (as defined below in Note 10), will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements. Until such time, if ever, as the Company can generate substantial product revenue from sales of any current or future product candidates, the Company expects to seek additional funding in order to reach its development and commercialization objectives through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. The Company may not be able to obtain funding or enter into collaboration, license or development agreements on acceptable terms, or at all. The terms of any funding may be dilutive to or adversely affect the rights of the Company’s stockholders. If the Company is unable to obtain funding on satisfactory terms, or at all, the Company could be forced to delay, scale back or eliminate the development of its current or future product candidates or other business.

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

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2024	June 30, 2023
Prepaid insurance	$39,175	$391,750
Prepaid research and development	122,711	-
Prepaid other	61,790	30,998
Total prepaid expenses	$223,676	$422,748

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2024	June 30, 2023
Accrued payroll related expenses	$170,040	$190,121
Accrued research and development	441,748	344,135
Accrued professional fees	13,613	-
Total accrued expenses	$625,401	$534,256

Note 5. Other Assets

Other assets include loan commitment fees. Total loan commitment fees of approximately $0.7 million are being amortized over three years, the term of the loan (see Note 10). The balance was $0.6 million and zero as of March 31, 2024 and June 30, 2023, respectively. For both the three and nine months ended March 31, 2024, the Company recorded interest expense of $0.1 million related to the amortization of the loan commitment fees.

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

As part of the initial public offering (“IPO”) in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of approximately $1.4 million, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of March 31, 2024, and therefore no liability has been recorded.

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

Note 8. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant. As of March 31, 2024, the Company had 635,315 shares available for future issuance under the 2020 Stock Incentive Plan.

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

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during the three and nine months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Risk-free interest rate	4.27%	–%	4.27%-4.77%	2.87% – 4.32%
Expected term (in years)	6.25	–	6.25	4.5 – 6.25
Expected volatility	60%	–%	60%	50.0% – 60.0%
Expected dividend yield	–	–	–	–

The following table summarizes stock option activity for the nine months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2023	2,049,313	$4.54	3.7
Granted	848,710	$3.00
Exercised	-	$-
Forfeited/cancelled	(889,838)	$6.24
Outstanding at March 31, 2024	2,008,185	$3.13	5.6	$352,930
Options exercisable at March 31, 2024	705,694	$3.16	2.8	$274,934

The weighted-average grant date fair value of options awarded during the nine months ended March 31, 2024 was approximately $1.83 per share. As of March 31, 2024, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $2.1 million, which is expected to be recognized over a weighted average period of 3.1 years.

The Company recorded stock-based compensation expense of approximately $0.2 million for the three months ended March 31, 2024 and 2023, and approximately $0.6 million and 0.7 million for the nine months ended March 31, 2024 and 2023, respectively, all of which is included in general and administrative expenses.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	March 31,
	2024	2023
Stock options outstanding	2,008,185	2,049,313
Warrants outstanding	2,264,650	2,264,650
Total	4,272,835	4,313,963

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

The Company issued 300,000 shares of common stock to 22NW upon the signing of the LSA. The Company will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. There was no balance outstanding under the LSA as of March 31, 2024.

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

Overview

We are a clinical-stage biotechnology company developing novel solutions for people suffering from acute cannabinoid intoxication (“ACI”) and unintentional cannabis poisoning. Our lead product candidate, selonabant (formerly ANEB-001), is intended to rapidly reverse the negative effects of ACI and unintentional cannabis poisoning and reduce time to recovery. ACI is characterized by signs and symptoms that may include anxiety, panic attacks, agitation, psychosis, and tachycardia. Unintentional cannabis poisoning primarily occurs in children. Pediatric patients accidentally exposed to cannabis are at risk of serious and life-threatening outcomes including Central Nervous System (“CNS”) depression, seizures, and coma. There is no approved medical treatment currently available to specifically treat ACI or unintentional cannabis poisoning, and we are not aware of any competing products that are further along in the development process than selonabant in reversing the effects of cannabinoids like delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis. Previous clinical trials completed by a third party have shown that selonabant is rapidly absorbed, well tolerated and, when repeatedly administered to obese subjects, leads to weight loss, an effect that is consistent with central antagonism of the cannabinoid receptor type-1 (“CB1”), the primary target of agonists like THC. In March 2021, our European clinical trial application (“CTA”), which is equivalent to an investigational new drug application in the United States, was accepted in the Netherlands to allow us to utilize selonabant in a randomized, double-blind, placebo-controlled Phase 2 human proof-of-concept clinical trial in the Netherlands for potential use as a treatment for ACI. The study (the “Netherlands Trial”) was designed to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single dose of selonabant in treating healthy adult subjects challenged with THC. We announced on January 3, 2022, that the first patient had been dosed in the Netherlands Trial. On May 11, 2022, we announced the dosing of all 60 subjects in Part A of the Netherlands Trial. On March 28, 2023, we announced complete results from Part A and Part B of the Netherlands Trial, in a total of 134 subjects. Dosing of an additional 20 subjects in an open-label extension of the study (“Part C”) was initiated in July 2023 and the study was completed in August 2023. We met with the FDA in July 2023 for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of selonabant and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of selonabant in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application. In addition, an observational study in patients presenting to emergency departments with ACI is currently ongoing. The study will determine concentrations of cannabinoids and metabolites in plasma and gather information on signs and symptoms, patients’ disposition and selected assessments, where possible. We believe the data generated from the Netherlands Trial provide support for our development pathway.

The recent decision by the United States Department of Justice to support the rescheduling of marijuana from a schedule I to a schedule III-controlled substance is a move that we believe will ultimately lead to increased use of cannabis-containing products among US households. This potentially includes edible products that are often the cause of unintentional cannabis poisoning in children. We have evaluated the potential advantages of prioritizing a near-term solution for children with more serious symptoms over progressing our plans for clinical studies to support an adult oral ACI treatment and have decided to focus current efforts on the pediatric indication at this time. Our decision to prioritize the development of an intravenous treatment for children is driven by multiple factors. Our prior discussions with the FDA have highlighted the need for an alternative formulation of selonabant for treating younger patients. There is increasing recognition among clinicians that this is a growing, unmet medical need in a vulnerable population where there are no approved treatments. Our belief is that the path to approval for an oral treatment for adult ACI may be facilitated by an initial approval in the pediatric population. Furthermore, with this unprecedented change in cannabis regulation, Anebulo is uniquely positioned to become a provider of a rapid and clinically impactful solution for Emergency Departments to treat pediatric patients suffering from unintentional cannabis poisoning. Research has shown children are much more sensitive to the toxic effects of cannabis. Key factors such as a smaller body size, reduced ability to metabolize THC, and the fact that younger children have an underdeveloped endocannabinoid system with more CB1 receptors in the brain than adults all contribute to a much greater risk to children. The risk is also evident in how cannabis effects this population; in contrast to adults who are exposed to acute cannabis toxicity, children are at risk of serious and life-threatening outcomes such as CNS depression, seizures, and coma.

Prior to beginning the Phase 3 oral ACI studies in adults, we are now prioritizing the advancement of a selonabant IV formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We are currently scaling up the intravenous formulation for initial clinical safety studies.

ACI and unintentional cannabis poisoning have become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. Excessive ingestion of THC via edible products such as candies and brownies, and intoxication from synthetic cannabinoids (also known as “synthetics,” including “K2” or “spice”), are two potential causes of THC-related emergency room visits. Synthetic cannabinoids are analogous to fentanyl for opioids insofar as they are more potent at the cannabinoid receptor than their natural product congener THC.

Hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. Before the legalization of cannabis, an estimated 450,000 patients visited hospital emergency rooms annually for cannabis-related conditions. In 2014, this number more than doubled to an estimated 1.1 million patients, according to data published in “Trends and Related Factors of Cannabis-Associated Emergency Department Visits in the United States: 2006-2014,” Journal of Addiction Medicine (May/June 2019), which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on our evaluation of a published analysis of the most recent NEDS data, we believe that the number of cannabis related emergency department visits grew to approximately 1.7 million patients in 2019 and was growing at an approximately 15% compounded annual growth rate between 2011 and 2019. We believe the number of cannabis-related emergency department visits and health problems associated with ACI and unintentional cannabis poisoning will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of ACI and unintentional cannabis poisoning.

In May 2020, we entered into a royalty-bearing license agreement with Vernalis Development Limited (“License Agreement”) to exploit its licensed compounds and licensed products to combat symptoms of ACI and substance addiction. We are currently developing our lead product candidate, selonabant to quickly, and effectively, combat symptoms of ACI.

Our objective is to develop and commercialize new treatment options for patients suffering from ACI and unintentional cannabis poisoning. Our lead product candidate is selonabant, a potent, small molecule cannabinoid receptor type 1 (CB1) antagonist, that is under development to address the unmet medical need for a specific antidote for ACI and unintentional cannabis poisoning. Selonabant is an orally bioavailable, rapidly absorbed treatment that we anticipate will rapidly reverse the symptoms of ACI. Our proprietary position in the treatment of ACI and unintentional cannabis poisoning is protected by two issued patents covering various methods of use of the compound and composition of matter of the crystalline form of selonabant. We also have multiple pending applications covering various methods of use of the compound and delivery systems.

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

As more fully described in the Liquidity and Capital Resources section below, on November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL”) which will allow us to borrow up to $10 million as needed to fund future operations. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The LSA will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on November 13, 2026 (the “Maturity Date”). As of March 31, 2024, there was no balance outstanding under the LSA.

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

On January 31, 2024, the United States Adopted Names (USAN) Council adopted selonabant as the generic name for ANEB-001.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to selonabant. Our research and development expenses for the three and nine months ended March 31, 2024 and 2023 included research and development consulting expenses, nonclinical and clinical study costs, and other costs associated with development of our lead product candidate, selonabant.

We anticipate that our research and development activities will account for a significant portion of our operating expenses and these costs are expensed as incurred. We expect to significantly increase our research and development efforts as we continue to develop selonabant and conduct additional clinical trials with volunteers and with ED patients suffering from symptoms of ACI and unintentional cannabis poisoning, as well as continue to expand our product-candidate pipeline. Research and development expenses include:

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

General and Administrative Expenses

General and administrative expenses for the three and nine months ended March 31, 2024 and 2023 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations:

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2024	2023	Change	2024	2023	Change
Research and development	$748,339	$1,089,342	$(341,003)	$3,081,231	$4,183,038	$(1,101,807)
General and administrative	915,912	1,774,699	(858,787)	3,887,157	5,106,172	(1,219,015)
Total operating expenses	1,664,251	2,864,041	(1,199,790)	6,968,388	9,289,210	(2,320,822)
Loss from operations	(1,664,251)	(2,864,041)	1,199,790	(6,968,388)	(9,289,210)	2,320,822
Other income, net	(10,709)	(66,070)	55,361	(116,654)	(52,452)	(64,202)
Net loss	$(1,653,542)	$(2,797,971)	$1,144,429	$(6,851,734)	$(9,236,758)	$2,385,024

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2024	2023	Change	2024	2023	Change
Pre-clinical and clinical studies	$199,560	$442,852	$(243,292)	$1,341,352	$1,934,116	$(592,764)
Contract manufacturing	257,411	118,197	139,214	898,943	957,430	(58,487)
Compensation and related benefits	-	-	-	-	44,681	(44,681)
Other research and development	291,368	528,293	(236,925)	840,936	1,246,811	(405,875)
Total research and development expenses	$748,339	$1,089,342	$(341,003)	$3,081,231	$4,183,038	$(1,101,807)

The overall decrease in research and development expenses was primarily attributable to the completion of our Phase 2 proof of concept trial for ACI and awaiting the start of the next clinical study.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2024	2023	Change	2024	2023	Change
Compensation and related benefits	$324,439	$615,690	$(291,251)	$1,437,319	$1,573,662	$(136,343)
Professional and consultant fees	265,134	633,804	(368,670)	1,293,137	1,838,999	(545,862)
Stock-based compensation expense	151,639	223,637	(71,998)	581,698	661,158	(79,460)
Directors’ and officers’ insurance	117,525	235,000	(117,475)	352,575	711,877	(359,302)
Facilities, fees and other costs	57,175	66,568	(9,393)	222,428	320,476	(98,048)
Total general and administrative expenses	$915,912	$1,774,699	$(858,787)	$3,887,157	$5,106,172	$(1,219,015)

The overall decrease in general and administrative expenses was primarily attributable to a decrease in professional and consultant fees, including legal and accounting fees, resulting from strategic cost reductions and a decrease in directors’ and officers’ insurance resulting from a decrease in yearly premium amount.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we received net proceeds of approximately $19.8 million. As noted above, on September 28, 2022, we closed the Private Placement, in which we received net proceeds of approximately $6.3 million. As of March 31, 2024, we had cash and cash equivalents of approximately $5.1 million. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

We issued 300,000 shares of common stock to 22NW upon the signing of the LSA. We will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. As of March 31, 2024, there was no balance outstanding under the LSA.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nat Calloway, the lead for 22NW, are each members of our Board of Directors.

Cash Flows

The following table sets forth a summary of our cash flows:

	Nine Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(6,037,910)	$(6,833,887)
Net cash (used in) provided by financing activities	(62,354)	6,450,221
Net (decrease) increase in cash	$(6,100,264)	$(383,666)

During the nine months ended March 31, 2024, we used cash in operating activities of approximately $6.0 million primarily resulting from our net loss of $6.9 million, partially offset by the non-cash related stock-based compensation and loan commitment amortization totaling approximately $0.7 million, and a change in operating assets and liabilities of approximately $0.1 million.

During the nine months ended March 31, 2023, we used cash in operating activities of approximately $6.8 million primarily resulting from our net loss of approximately $9.2 million partially offset by the non-cash related stock-based compensation of approximately $0.7 million, and a change in operating assets and liabilities of approximately $1.7 million. We received cash from financing activities of approximately $6.5 million primarily resulting from the issuance of common stock and warrants of approximately $6.6 million, net of offering costs of approximately $0.3 million.

Funding and Material Cash Requirements

We expect that our cash at March 31, 2024, along with access to the Facility Amount under the LSA, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Until such time, if ever, as we can generate substantial product revenue from sales of our current or any of our future product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We have no current agreements or understandings with investors to provide such capital.

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

We have a manufacturing agreement with a third-party CMO. The total cost for the current contract is approximately $3.0 million. The manufacturing aspect of this contract is expected to be fully incurred by the end of the second calendar quarter of 2024. The stability study aspect of the contract is expected to be fully incurred during calendar 2026.

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

Critical Accounting Estimates

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model during the nine months ended March 31, 2024, with the exception of the stock and exercise prices.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business, Financial Condition and Capital Requirements

We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.*

We have not generated any revenue. As of March 31, 2024, we had an accumulated deficit of approximately $64.1 million, which includes a fair value adjustment of approximately $26.6 million for warrants converted into Series A preferred stock on a cashless basis in connection with our IPO. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We currently have no product revenue and will need to raise additional capital in the future, which may be unavailable to us or may cause dilution or place significant restrictions on our ability to operate.*

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash at March 31, 2024, along with access to the Facility Amount under the LSA, will enable us to fund our current and planned operating expenses and capital expenditures through the end of the second quarter of calendar year 2025. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for important aspects of selonabant, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products that are similar or identical to ours, and our ability to successfully commercialize our current or future product candidates may be adversely affected.*

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to selonabant, our product candidate. On October 12, 2021, the United States Patent and Trademark Office issued to us U.S. Patent No. 11,141,404, titled “Formulations and Methods for Treating Acute Cannabinoid Overdose.” The ‘404 issued patent describes the oral use of our investigational drug selonabant to treat ACI and unintentional cannabis poisoning, and is expected to provide patent protection through 2040. On October 24, 2023, the United States Patent and Trademark Office issued us U.S. Patent No. 11,795,146 titled “Crystalline forms of a cannabinoid receptor type 1 (CB1) modulator and methods of use and preparation thereof.” The ‘146 issued patent describes crystalline forms of our investigational drug selonabant and methods of use to treat acute cannabinoid overdose and is expected to provide patent protection through 2042. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to aspects of our product candidate that are important to our business and maintaining and protecting our existing patents. Given that the development of our product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our product candidates is also at an early stage. For example, we have filed or intend to file additional patent applications related to aspects of selonabant, our product candidate; however, there can be no assurance that any such patent applications will issue as granted patents around the world. The requirements for patentability differ in certain countries, and certain countries have heightened requirements for patentability. Further, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidate, and provisional patent applications are not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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

The EU Patent Package was implemented on June 1, 2023 with the goal of providing a single pan-European Unitary Patent, or UP, having a unitary effect across all participating countries, and a new European Unified Patent Court, or the UPC, for litigation involving European patents in member states that have acceded and ratified the EU Patent Package. As a result, the default for all European patents, including those granted prior to ratification of the EU Patent Package, is to automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. If and when our European patent applications are granted as a European Unitary Patent, the UPC provides our competitors with a new forum to centrally revoke our European Unitary Patents in a single judicial forum. Moreover, the UPC allows a competitor the possibility of obtaining an injunction throughout the EU member states who have acceded to the EU Patent Package against our commercial products. Such a loss of patent protection, and the ability to enjoin our commercial products in a single UPC proceeding, could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

Our drug candidate is a treatment in development for ACI and unintentional cannabis poisoning. We must successfully complete clinical trials for our drug candidate before we can apply for marketing approval. Even if we complete our clinical trials, it does not assure marketing approval. Our clinical trials may be unsuccessful, which would materially harm our business. Even if our initial clinical trials are successful, we are required to conduct additional clinical trials to establish our drug candidate’s safety and efficacy, before an NDA, or its foreign equivalents can be filed with the FDA or comparable foreign regulatory authorities for marketing approval of our drug candidate.

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

To date, no serious adverse events have been attributed to selonabant. However, development of selonabant for weight loss was discontinued by Vernalis after a different CB1 antagonist showed significant side effects after prolonged administration (months or more). While we currently expect selonabant to be limited to a single dose to treat ACI unintentional cannabis poisoning, there may be unforeseen side effects from selonabant for the treatment of ACI and unintentional cannabis poisoning or other indications we may explore. The results of our current or future clinical trials may show that our product candidate causes undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings. If our product candidate receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by the use of our product:

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

New drugs, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.*

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our technologies and product candidates non-competitive or obsolete. For example, Aelis Farma, which is developing a medication based on a pregnanolone derivative to treat cannabis use disorders, and Opiant Pharmaceuticals, Inc. (acquired by Indivior PLC in March 2023), which is developing a drinabant injection to treat acute cannabis overdose, could obtain regulatory approval before we are able to obtain regulatory approval for selonabant, which could materially harm our business prospects. We also may be unable to keep pace with technological developments and other market factors. Technological competition from medical device, pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us.

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

Our principal stockholders and management own a substantial majority of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Certain of our executive officers, directors and large stockholders own a substantial majority of our outstanding capital stock. As a result of their share ownership, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, can control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In addition, the LSA with 22NW and JFL, which will allow us to draw up to $10 million as needed, may be secured by a lien on our assets. Joseph F. Lawler M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL, and Aron R. English, the President and Portfolio Manager of 22NW, and Nat Calloway, the lead for 22NW, are each members of our Board of Directors. Due to their positions with JFL and 22NW, such individuals may also exert significant control over certain matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities during the quarter ended March 31, 2024 in transactions that were not registered under the Securities Act.

Use of Proceeds

On May 6, 2021, our registration statement on Form S-1 (File No. 333-254979) was declared effective by the Commission for our initial public offering (“IPO”). The proceeds raised in the IPO have been exhausted, and there were no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the Commission on May 10, 2021, pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

Not applicable.

Repurchases

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ANEBULO PHARMACEUTICALS, INC.

Date: May 15, 2024	By:	/s/ Richard Anthony Cunningham
Richard Anthony Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Daniel George
Daniel George
Chief Financial Officer (Principal Financial and Accounting Officer)

