Form 10-K
period 2024-06-30
Anebulo Pharmaceuticals, Inc.
filed 2024-09-25
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $9,468,006 based on the closing price of the Registrant’s common stock on the Nasdaq Capital Market on December 31, 2023. The calculation of the aggregate market value of voting and non-voting common stock excludes shares held by executive officers, directors and stockholders that the Registrant concluded were affiliates of the Registrant on such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of September 20, 2024 was 25,933,217 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

We have based these forward-looking statements largely on our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding our capital requirements, revenue, expenses and other operating results, and needs for additional financing;
●	the timing or outcome of any of our regulatory submissions;
●	the timing and conduct of our clinical trials, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;
●	the clinical utility, potential advantages and timing or likelihood of regulatory filings and approvals of selonabant (formerly ANEB-001);
●	our expectations regarding future growth;
●	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
●	our ability to maintain our existing licensing arrangements and enter into and maintain other collaborations or licensing arrangements;
●	our estimates regarding the commercial potential and market opportunity for our product candidates;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the impact on our business of economic or political events or trends; and
●	the impact of governmental laws and regulations.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties of which you should be aware, including those described in the section entitled “Risk Factors.” These risks include the following:

Risks Related to our Business, Financial Condition and Capital Requirements

●	We have not generated any revenue since our inception and may never become profitable.
●	We will need to raise additional capital in the future, which may be unavailable to us.
●	The debt facility may be secured by substantially all of our assets and a default thereunder would have material adverse consequences on our financial condition, operating results, and business.
●	We have limited operating history as a publicly traded company.
●	Our current and future operations substantially depend on our Founder and Chief Executive Officer.
●	Adverse developments affecting the financial services industry could adversely affect our business.

Risks Related to Our Intellectual Property

●	If we are unable to obtain and maintain sufficient patent protection for selonabant, our ability to successfully commercialize our current or future product candidates may be adversely affected.
●	If we fail to comply with our obligations under our current or future intellectual property license agreements or experience disruptions with our current or future licensors, we could lose intellectual property rights.
●	We may not be able to protect our intellectual property rights throughout the world.
●	The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	Delays in clinical trials for selonabant, our lead drug candidate, could adversely affect our business.
●	If we are not able to obtain regulatory approvals for selonabant, we will not be able to commercialize it.
●	Even if we receive regulatory approval for selonabant, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.
●	Interim and preliminary data from our preclinical studies or clinical trials are subject to audit and verification procedures that could result in material changes in the final data.
●	Even if we obtain marketing approval for selonabant, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.
●	Legislation may make it difficult for us to commercialize selonabant and affect the prices we may obtain.
●	Our lead drug candidate, selonabant, may face competition sooner than expected.
●	Any delays in the necessary studies of selonabant could result in increased costs to us.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome.
●	We may be exposed to product liability risks, and clinical and preclinical liability risks.
●	Our lead product candidate, selonabant, may have undesirable side effects.
●	If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after approval, we may not be able to generate product revenues.
●	The development of new drugs could impair our ability to grow our business and remain competitive.

Risks Related to Our Reliance on Third Parties

●	Our dependance on third parties for our preclinical testing and clinical trials may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing product candidates.
●	Third parties we will rely upon to manufacture selonabant may fail to obtain government approvals, provide us with sufficient quantities or qualities or do so at acceptable prices, which may affect commercialization.
●	Our reliance on collaborations with third parties to develop and commercialize selonabant is subject to inherent risks and may result in delays in product development and lost or reduced revenues.

Risks Related to Government Regulation of our Industry

●	Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.
●	Clinical trials for selonabant have and may in the future be conducted outside the United States and not under an IND, and where this is the case, the FDA may not accept data from such trials.

Risks Related to Ownership of Our Common Stock

●	The trading price and volume of our common stock has been and may continue to be volatile.
●	Future sales of a substantial number of our shares of common stock could depress the trading price.
●	Our principal stockholders are able to exert significant control over matters subject to stockholder approval.
●	Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control.
●	Our charter provides that the Delaware Chancery Court is the exclusive forum for substantially all disputes between us and our stockholders, and federal district courts is the exclusive forum for Securities Act claims.
●	We do not expect to pay any dividends on our common stock.

General Risk Factors

●	We are required to establish and maintain effective internal control over financial reporting.
●	We have increased costs as a public company and our management is required to devote time to compliance.
●	Changes in accounting principles or guidance could result in unfavorable accounting charges or effects.
●	Reduced disclosure requirements for emerging growth companies, may make our securities less attractive.
●	Changes in tax laws or regulations may have a material adverse effect on our business.
●	Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
●	If analysts do not publish favorable reports about us, our stock price and trading volume could decline.
●	Health epidemics or pandemics may adversely affect our financial condition and results of operations.
●	Unstable market and economic conditions, geopolitical conditions, and other factors beyond our control may have serious adverse consequences on our business, financial condition and stock price.
●	Inflation may adversely affect us by increasing our costs.
●	Our actual or perceived failure to comply with policies and other obligations related to data privacy and security could lead to regulatory investigations or actions and other adverse business consequences.
●	If our internal information technology systems or sensitive information, or those of our third-party contractors or consultants, are or were compromised, we could experience adverse consequences.
●	We cannot assure you that our common stock will remain listed on the Nasdaq Capital Market.

●	We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.
●	Our business is highly dependent on our lead product candidate, selonabant (formerly ANEB-001), and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates
●	We depend substantially on intellectual property licensed from third parties, including Vernalis Development Limited, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
●	We have entered into the Loan and Security Agreement (the “LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL”) for a debt facility. The debt facility may be secured by substantially all of the Company’s assets. Additionally, a default thereunder would have material adverse consequences on our financial condition, operating results, and business.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.
●	We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We are early in our development efforts and have only one product candidate in clinical development. If we are unable to successfully develop and commercialize our product candidate or experience significant delays in doing so, our business may be materially harmed.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.
●	The results of clinical trials are not necessarily predictive of future results. Our existing product candidate in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.
●	Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	Our product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.
●	We currently have no marketing and sales organization and we have no direct experience marketing pharmaceutical products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after approval, we may not be able to generate product revenues.
●	New drugs, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.
●	We depend on third parties in connection with our preclinical testing and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing selonabant or future product candidates.
●	We will be completely dependent on third parties to manufacture selonabant, and our commercialization of selonabant could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of selonabant or fail to do so at acceptable quality levels or prices.
●	The trading price and volume of our common stock in the public markets has experienced, and may in the future experience, volatility due to a variety of factors, many of which are beyond our control.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Annual Report, including our financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission (the “SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing treatments for cannabis toxicity, such as unintentional cannabis poisoning, acute cannabinoid intoxication (“ACI”) and the broader landscape of acute cannabis-induced conditions. Our lead product candidate, selonabant (formerly ANEB-001), is intended to rapidly reverse the negative effects of cannabis toxicities and reduce time to recovery. Unintentional cannabis poisoning primarily occurs in children. Pediatric patients accidentally exposed to cannabis are at risk of serious and life-threatening outcomes including Central Nervous System (“CNS”) depression, respiratory depression, seizures, and coma. ACI in adults is characterized by signs and symptoms that may include anxiety, panic attacks, agitation, psychosis, and tachycardia. There is no approved medical treatment currently available to specifically treat unintentional cannabis poisoning or ACI, and we are not aware of any competing products that are further along in the development process than selonabant in reversing the effects of cannabinoids like delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis.

Unintentional cannabis poisoning and ACI have become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. Unintentional or excessive ingestion of THC via edible products such as candies and brownies, and intoxication from synthetic cannabinoids (also known as “synthetics,” including “K2” or “spice”), are two potential causes of THC-related emergency room visits. Synthetic cannabinoids are analogous to fentanyl for opioids insofar as they are more potent at the cannabinoid receptor than their natural product congener THC.

Hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. Before the legalization of cannabis, an estimated 450,000 patients visited hospital emergency rooms annually for cannabis-related conditions. In 2014, this number more than doubled to an estimated 1.1 million patients, according to data published in “Trends and Characteristics of Cannabis-Associated Emergency Department Visits in the United States, 2006-2018,” Drug Alcohol Depend. 2022 Mar 1;232:109288. doi: 10.1016/j.drugalcdep.2022.109288. Epub 2022 Jan 10. PMID: 35033959; PMCID: PMC9885359) by Roehler DR, Hoots BE, Holland KM, Baldwin GT, and Vivolo-Kantor AM, which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on our evaluation of a published analysis of the most recent NEDS data, we believe that the number of cannabis related emergency department visits grew to approximately 1.8 million patients in 2021. We believe the number of cannabis-related emergency department visits and health problems associated with unintentional cannabis poisoning and ACI will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of unintentional cannabis poisoning and ACI.

Previous clinical trials completed by a third party have shown that oral selonabant is rapidly absorbed, well tolerated and, when repeatedly administered to obese subjects, leads to weight loss, an effect that is consistent with antagonism of the cannabinoid receptor type-1 (“CB1”), the primary target of agonists like THC. In March 2021, our European clinical trial application (“CTA”), which is equivalent to an investigational new drug application in the United States, was accepted in the Netherlands to allow us to utilize oral selonabant in a randomized, double-blind, placebo-controlled Phase 2 human proof-of-concept clinical trial for potential use as a treatment for ACI. The study (the “Netherlands Trial”) was designed to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single oral dose of selonabant in treating healthy adult subjects challenged with THC. We announced on January 3, 2022, that the first patient had been dosed in the Netherlands Trial. On May 11, 2022, we announced the dosing of all 60 subjects in Part A of the Netherlands Trial. On March 28, 2023, we announced complete results from Part A and Part B of the Netherlands Trial, in a total of 134 subjects. Dosing of an additional 20 subjects in an open-label extension of the study (“Part C”) was initiated in July 2023 and the study was completed in August 2023. We met with the Food and Drug Administration (the “FDA”) in July 2023 for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of oral selonabant for the treatment of adult ACI and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of oral selonabant in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application. In addition, an observational study in patients presenting to emergency departments with ACI is currently ongoing. The study is designed to determine concentrations of cannabinoids and metabolites in plasma and gather information on signs and symptoms, patients’ disposition and selected assessments, where possible. We believe the data generated from the Netherlands Trial provide support for our development pathway.

Rather than proceeding directly with the Phase 3 studies of oral selonabant in adults with ACI, we are prioritizing the advancement of a selonabant intravenous (“IV”) formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We are currently scaling up the IV formulation for initial clinical safety studies. On July 16, 2024, we were awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced CNS depression in children. With the support of NIDA, Anebulo aims to complete IND-enabling activities and the scale up of its formulation of intravenous selonabant around calendar year end 2024 as it prepares for clinical studies and the Company expects to enroll the first healthy adult volunteer in the first half of calendar 2025.

The recent decision by the United States Department of Justice to support the rescheduling of marijuana from a schedule I to a schedule III-controlled substance is a move that we believe will ultimately lead to increased use of cannabis-containing products among US households. This potentially includes edible products that are often the cause of unintentional cannabis poisoning in children. We have evaluated the potential advantages of prioritizing a near-term solution for children with more serious symptoms over progressing our plans for clinical studies to support an adult oral ACI treatment and have decided to focus current efforts on the pediatric indication at this time. Our decision to prioritize the development of an intravenous treatment for children is driven by multiple factors. Our recent development of a suitable IV selonabant formulation enables its use in the pediatric population. Our prior discussions with the FDA have highlighted the need for an alternative formulation of selonabant for treating younger patients. There is increasing recognition among clinicians that this is a growing, unmet medical need in a vulnerable population where there are no approved treatments. Our belief is that the path to approval for an oral treatment for adult ACI may be facilitated by an initial approval for intravenous treatment of unintentional cannabis poisoning in the pediatric population. Furthermore, with this unprecedented change in cannabis regulation, Anebulo is uniquely positioned to become a provider of a rapid and clinically impactful solution for Emergency Departments to treat pediatric patients suffering from unintentional cannabis poisoning. Research has shown children are much more sensitive to the toxic effects of cannabis. Key factors such as underdeveloped endocannabinoid system with more CB1 receptors in the brain than adults, and reduced ability to metabolize THC, contribute to a much greater risk to children. The risk is also evident in how cannabis effects this population; in contrast to adults who are exposed to acute cannabis toxicity, children are at risk of serious and life-threatening outcomes such as CNS depression, respiratory depression, seizures, and coma.

Our Lead Product Candidate

Our objective is to develop and commercialize new treatment options for patients suffering from cannabis toxicities. Our lead product candidate is selonabant, a potent, small molecule antagonist of cannabinoid binding receptor type-1 (“CB1”), the primary receptor involved in the psychotropic effects of cannabinoids, with the potential to address the unmet medical need for a therapy to treat cannabis toxicity. Selonabant is orally bioavailable, rapidly absorbed, and has also been formulated for intravenous treatment. Both oral and IV selonabant are being designed to rapidly reverse the symptoms of cannabis toxicity and reduce the time to recovery. Our proprietary position in the treatment of cannabis toxicity is protected by two issued US patents and rights to six additional patent applications, two pending Patent Cooperation Treaty (PCT) applications and additional international patent applications, covering various methods of use of the compound, aspects of selonabant, and delivery systems. We began our Phase 2 trial in the Netherlands on December 2021 and announced complete data from Part A and Part B of the Netherlands Trial in March 2023. Dosing of an additional 20 subjects in an open-label extension of the study (Part C) was initiated in July 2023 and completed in August 2023. In July 2023, we met with the FDA for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of selonabant, and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of selonabant in cannabis toxicity patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application.

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

We are relying on studies performed by a third party for a different indication, obesity, and the FDA or a foreign equivalent regulator may disagree with our ability to reference the clinical data generated by such third-party trials in connection with the indication for cannabis toxicity and addiction. See “Risk Factors —Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization —We are relying on clinical trials performed by our licensor Vernalis, a third party, for a different indication, and the FDA or a foreign equivalent regulator may disagree with our ability to reference clinical data from third-party trials.”

Our Market Opportunity

Cannabis toxicity has become a widespread health issue in the United States as an increasing number of states have legalized cannabis for medical or recreational use. As of June 30, 2024, cannabis was legal for recreational use in 24 states and the District of Columbia and for medical use in 38 states.

Key Drivers to Rising Incidence

The numbers *In 2022, 61.9 million people (22% of people aged 12 or older) used marijuana*[1]

54% of Americans live in a state where the recreational use of marijuana is legal

Marijuana legalization by state
As of Nov. 8, 2023
Legal
Medical
Illegal
D.C.
Note: Some states categorized as illegal permit CBD for medical use. Data: DISA and staff research; Chart: Axios Visuals

https://www.axios.com/2023/11/08/pot-weed-legal-medical-marijuana

An overwhelming share of U.S. adults (88%) say either that marijuana should be legal for medical and recreational use by adults

Just one-in-ten U.S. adults say marijuana should not be legal at all
% of U.S. adults who say marijuana ...
Should NOT be legal
Refused 1
NET Should be legal 88
10
30 For medical use ONLY
59 For medical AND recreational use
Source: Survey of U.S. adults conducted Oct. 10-16, 2022.
PEW RESEARCH CENTER

Schedule 1 to 3 is the first step towards federal decriminalization

CNN health
Life, But Better
Fitness
Food
Sleep
Mindfulness
Relationships
HHS official calls for reclassifying marijuana as a lower-risk drug in letter sent to DEA

[1]https://www.samhsa.gov/data/report/2022-nsduh-annual-national-report

Demand for Solution

ANEBULO
PHARMACEUTICALS

An increasing number of incidents in children has generated a demand for solution for acute cannabinoid intoxication

THE WALL STREET JOURNAL.

Hemp Gummies Are Sending Hundreds of Kids to Hospitals
Surge of THC products, vapes has states struggling to regulate the booming market

Zkittle
Trolli
RUFFLES
Doritos

By Liz Essley Whyte
Published Dec 19, 2023

NEW YORK POST

6-year-old hospitalized after gobbling Delta-9 THC candy sold to unwitting family: 'He was in excruciating pain'

By Katherine Donlevy
Published Jan. 12, 2024, 8:41 p.m. ET

FDA Commissioner Robert Califf's comments on top FDA priorities for 2024 at JPM CERSI: (Cannabis Gummies)

"We are having a lot of issues with these. They are barely regulated and are becoming an ever-bigger problem."

We believe that both the number of cannabis-associated emergency department visits and the unmet medical need will continue to grow due to the increasing availability and consumption of edibles. In THC-containing edibles, the dose of THC can be as much as eight times more potent than a rolled marijuana cigarette. Edibles are frequently manufactured as common consumer products, such as brownies, cookies, candies and gummy snacks with brightly-colored packaging. THC concentrations in edibles peak after a delay of about two to four hours from ingestion. This time to peak concentration contrasts with smoking cannabis, which causes THC concentrations to peak in about three to 10 minutes from inhalation. Consumers possibly will approach edibles with the same serving size expectations as consumer products without THC. Moreover, children are particularly at risk for accidentally consuming edibles due to the edibles’ brightly-colored packaging and formulation into candies and sweets. The confluence of these factors can be dangerous and increases the risk of cannabis toxicity. Emergency department visits were 33 times more likely for edibles as compared with other routes of cannabis consumption, according to the recent article “Mental Health-related Emergency Department Visits Associated with Cannabis in Colorado,” published in Academic Emergency Medicine (May 2018). Sales of edibles are rapidly growing, according to data collected by Statista, and are expected to continue growing into the future.

Pediatrics - National Cannabis-Related ED Visits

ANEBULO PHARMACEUTICALS

Poison Center Call Data

Poison Center Calls represent a sampling of actual incidence. In particular, the below increase in calls at the poison centers represent a sampling of cases we believe is a closer reflection of actual incidence growth

AMERICA'S POISON CENTERS
Treatment • Education • Prevention
Recent Category Profile
CANNABIS EDIBLES (Ages 0-12)
187
343
816
1,364
3,132
4,354
6,379
130%
39%
47%
2016
2017
2018
2019
2020
2021
2022

Key Drivers

1. Increasing THC potency
2. Edibles consumed have delayed effect that can lead to consuming multiple doses and greater intoxication
3. Serious and potentially life threatening due to immature metabolism and more CB1 receptors in the brains of children

Annual cannabis-associated ED visits in the U.S. in 2021 (All Ages)

Cannabis-Related ED Visits

Any association with cannabis, including cases where cannabis was not the primary reason for the ED visit [1]

Cannabis- Attributable Visits

Any cannabis-induced condition whether due to acute exposure or chronic cannabis use/abuse/dependence [2]

Cannabis –Induced CNS Depression

Unique serious and potentially life-threatening condition – acute cannabis induced CNS depression that primarily affects children

1,800,000
460,000
<100,000

[1] DHHS memo, 2023; Roehler, 2022

[2] Proportion attributable to cannabis based on Monte A et al, 2019

We believe that intoxication in adults due to synthetic cannabinoids is an area with particularly high unmet medical need. Synthetics are among the fastest growing class of psychoactive drugs worldwide and can be as much as 85 times as potent as THC. This likely reflects the structural promiscuity of the CB1 receptor. In addition, the negative effects of an intoxication from synthetics can be longer lasting and more severe when compared with THC. These negative effects could include seizures and other dangerous outcomes. Compared with natural cannabis products, synthetics have lower shipping weights and can more readily evade traditional drug screening methods.

Our Growth Strategy

Our goal is to create a therapeutic to treat the underlying cause of cannabis toxicity in patients with ACI and unintentional cannabis poisoning. As noted above, there are currently no FDA approved medical treatments on the market to specifically alleviate the negative neuropsychological effects of cannabis toxicity in adults and the serious and life-threatening effects in children. The absence and growing unmet need for such treatments gives us the unique opportunity to create novel solutions and become a leader in the cannabinoid treatment space. To achieve our goal, our strategy will be guided by the following principles:

●	Develop and commercialize our CB1 antagonist, selonabant, in the United States. We commenced the Phase 2 Netherlands Trial of oral selonabant in December 2021 and announced complete results from Part A and Part B of the Netherlands Trial in March 2023. Dosing of an additional 20 subjects in an open-label extension of the study (Part C) was initiated in July 2023 and completed in August 2023. In July 2023, we met with the FDA for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of oral selonabant for adults with ACI, and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of oral selonabant in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application. Rather than proceeding directly with the Phase 3 oral selonabant studies in adults, we have prioritized the advancement of a selonabant IV formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We are currently scaling up the intravenous formulation for initial clinical safety studies. Cannabis toxicity in adults remains a distinct and viable market opportunity, which the company plans to pursue once we are able to provide a necessary treatment for pediatric patients presenting with the most serious and life-threatening symptoms of unintentional cannabis poisoning.

●	Explore strategic collaborations to commercialize selonabant. Our plan is to widely commercialize selonabant, if approved. To accomplish this objective, we may partner with companies that possess a direct sales force and sales representatives.

●	Strive for capital efficiency in developing selonabant. We aim to be capital efficient in our development of selonabant by outsourcing our clinical and non-clinical research, manufacturing and data management activities. We anticipate this will lower our clinical development costs and improve our ability to efficiently commercialize selonabant if it is approved by the FDA.

●	Introduce promising product candidate extensions. We have developed a selonabant intravenous formulation, and along with the oral formulation, we are investigating additional potential routes of administration.

Our Clinical Trials and Milestones

We are developing selonabant as an acute treatment to quickly and effectively combat the symptoms of cannabis toxicity. Selonabant was originally under development by Vernalis as a potential chronic treatment for obesity and other metabolic indications.

Preclinical Data

The initial preclinical characterization of selonabant was performed at Vernalis’ internal laboratory in the United Kingdom between 2003 and 2006. The compound was tested as a displacer in established radioligand binding assays for the CB1 receptor. Selonabant displaced the antagonist radioligand, [3H]-SR141716A from the human CB1 receptor with high affinity (0.55 nM) and was shown to be a competitive antagonist in cAMP assays. In vitro testing as a displacer in 90 binding assays and 19 enzyme and functional assays, showed that selonabant had >1000x selectivity with the human CB1 receptor over all other tested receptors. Further, Vernalis demonstrated that oral administration of selonabant reduced THC-induced hypolocomotion in mice after 30 minutes, effectively reversing the action of THC. C57 mice administered THC 3 mg/kg in 10 minutes pre-test exhibited reduced locomotor activity when placed in automated locomotor activity cages for 15 minutes. Providing it orally at a dose of 30 mg/kg 30 minutes pre-test significantly reversed the action of THC on the total activity time parameter (p<0.01 by one way ANOVA and Newman Keuls test, n=7 per group).

Historical Clinical Studies

In 2006 and 2007, two Phase 1 studies for the treatment of obesity were conducted by Vernalis for selonabant. A third Phase 1 study, which involved four weeks of daily dosing in overweight and obese subjects, was also conducted by Vernalis. The primary endpoint of this study was safety related to blood pressure, and also included weight loss as a secondary endpoint.

First Phase 1 Trial

The Phase 1 study (V24343-1Ob-01) administered single (Part A) and multiple (Part B) ascending doses of selonabant dosed daily for up to 14 days in otherwise healthy overweight and mildly obese subjects.

●	Part A randomized 18 healthy volunteers to receive either a placebo (n=18) or two single oral doses of selonabant, with doses ranging from 1 mg to 200 mg. No severe adverse events were observed in either group in Part A. There was no difference between treatment groups in Part A in overall incidence, number of or severity of adverse events. Probable drug-related events in the treatment arm were nausea (22%), dizziness (11%), hiccups (8%), and decreased appetite (8%).

●	Part B randomized 32 obese volunteers to receive either a placebo (eight obese volunteers) or four different dose regimens of selonabant for 14 days (24 obese volunteers). No severe adverse events were observed in either group in Part B, but an increased number of mild and moderate adverse events was observed in the obese volunteers who received the two higher dose arms (200 mg on day 1/50 mg on days 2 to 14 and 100 mg on days 1 to 14). The observed adverse events included nausea, vomiting, diarrhea, dizziness, hiccups, decreased appetite, hyperhidrosis and feeling hot. We believe these adverse events are “on-target,” meaning they reflect CB1 antagonism, because these adverse events have also been observed with other CB1 antagonists.

Pharmacokinetic measurements in Part A of the Phase 1 study demonstrated that selonabant was rapidly absorbed by the body following oral administration and achieved blood concentrations anticipated to be sufficient to block the CB1 cannabinoid receptor.

Vernalis also measured the impact of selonabant on anxiety and depression in Part B of the Phase 1 study. Vernalis measured anxiety by using the Spielberger state score, a commonly used measure of trait and state anxiety. Vernalis found no significant impact on anxiety, except for the 200/50 mg arm (which represents a loading dose of 200mg followed by a once daily (“OD”) 50mg dose), which showed increased anxiety at all assessment times. The change was driven by a single subject and may be explained by somatic adverse events, which contributed to the Spielberger score. For depression, HAMD21 was used and small increases were noted in the 75/15 mg and 200/50 mg dose, which we believe were likely driven by somatic symptoms.

Summarizing the results from the Phase 1 study, selonabant doses between 1 mg and 150 mg were found to be well tolerated in both single and multiple doses with an adverse events profile similar to placebo. There was no observed effect on the cardiovascular system, ECGs, labs or physical exams and no significant effects on anxiety or depression scores.

With regard to pharmacodynamics, a marked reduction in test meal energy intake was seen even at the lowest dose level in Phase 1 Part B (p<0.01 on Day 14 for OD 100 mg, p<0.05 on Day 7 for OD 100 mg, not statistically significant for all other cohorts). Further, Vernalis observed statistically significant decreases in body weight (p<0.001 on Day 14 for OD 100 mg, p<0.05 for OD 50/5 mg and OD 200/50 mg, not significant for OD75/15 mg) indicating that selonabant was able to cross the blood-brain barrier and antagonize central cannabinoid receptors. P-value is the probability that the difference between two data sets was due to chance. The smaller the p-value, the more likely the differences are not due to chance alone. In general, if the p-value is less than or equal to 0.05, the outcome is considered statistically significant. The FDA’s evidentiary standard of efficacy generally relies on a p-value of less than or equal to 0.05.

Second Phase 1 Trial

The second Phase 1 study conducted by Vernalis (V24343-1Ob-02) compared the pharmacokinetics of a single oral dose (1 to 200 mg) of selonabant between fed and fasted states in eight subjects that were lean and in eight subjects that were overweight. There were no apparent differences in the tolerability of selonabant between the subjects that were in fed and fasted states or between subjects that were lean and overweight. Total AUC (or area under the curve) was approximately 30% higher in subjects in the fed state compared to the subjects in the fasted state, with similar systemic exposure for the lean and overweight subjects.

The results of the historical Phase 1 studies demonstrate that selonabant was well tolerated among healthy and obese subjects. There were no serious adverse events. The most commonly reported adverse event was gastrointestinal discomfort, which also occurred in subjects that were administered placebos. Based on the promising results of the historical Phase 1 studies, we believe selonabant may offer the following clinical and product benefits:

●	Oral bioavailability. selonabant can be administered as an oral treatment in the form of a pill, capsule or tablet, in addition to parenteral formulation (e.g., IV) for other populations.

●	Rapid onset of action. Oral selonabant has shown CB1 antagonist effects in clinical studies – rapid reversal of signs and symptoms of ACI – in as little as 1 hour. The parenteral formulation of selonabant is expected to achieve more rapid onset of action.

●	Low likelihood of drug-to-drug interactions. Preclinical testing demonstrated that selonabant did not inhibit the metabolic enzymes cytochromes 1A2, 2C9, 2C19, 2D6 and 3A4 at pharmacologically relevant concentrations.

●	Potential First-in-Class Treatment. We are currently not aware of any competing products that are further along in the development process than selonabant to specifically reverse the symptoms of unintentional cannabis poisoning or ACI.

●	No serious adverse events. A single dose of the drug is unlikely to produce adverse events associated with chronic dosing. The most commonly reported adverse effect in the previous Phase 1 studies was gastrointestinal discomfort, which also occurred in subjects who were administered a placebo.

Anebulo Clinical Studies

Phase 2 THC Challenge Study in Healthy Volunteers

We commenced the Netherlands Trial (AN01AC11) in December 2021 at the Center for Human Drug Research (“CHDR”) to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single dose of selonabant in treating healthy adult subjects challenged with THC.

Part A of the study was a randomized, double-blind, placebo-controlled trial in 60 healthy adult occasional cannabis users randomized to three treatment arms of 20 subjects per arm. All subjects were challenged with a single oral dose of 10.5 mg THC and then treated with single oral doses of 50 mg selonabant, 100 mg selonabant, or placebo. Subjects were monitored for 24 hours to assess safety, tolerability, and pharmacokinetics, and repeatedly tested to determine potential effects on endpoints related to ACI symptoms. The tests also included a series of validated measures of subjective CNS symptoms using visual analog scale (“VAS”) assessments, as well as objective measures of intoxication. Part B of the study was an adaptive design that included six cohorts of up to 15 healthy adults to examine different doses of THC and selonabant, and the impact of delayed dosing of selonabant or placebo. Part B of the study was a randomized, double-blind, placebo-controlled phase. A total of 74 subjects participated in Part B. On March 28, 2023, we announced complete results from our Part A and Part B of the Netherlands Trial in a total of 134 subjects. Dosing of an additional 20 subjects in an open-label extension of the study (Part C) was initiated in July 2023 and completed in August 2023. Part C of the study was an open-label phase with 2 cohorts of 10 subjects. Pharmacodynamic outcomes were assessed by mixed-effect model repeated measures (“MMRM”) analysis of covariance (“ANCOVA”) through 8 hours post-selonabant dosing. Safety was assessed by continuous observation for 24 hours and followed up at 7 to 14 days after treatment. Selonabant was well tolerated in this study and there were no serious adverse events. We believe the data generated from the Netherlands Trial provide support for our development pathway.

Data from Part A of the study showed positive protective effects of a single oral dose of 50 or 100 mg selonabant when co-administered with an oral challenge dose of 10.5 mg THC. Subjects challenged with 10.5 mg THC and treated with placebo showed substantial CNS effects including feeling high, decreased alertness, increased body sway, and increased heart rate. Compared to placebo, treatment of subjects with selonabant led to a significant, robust, and sustained reduction in the VAS feeling high score (p < 0.0001 at both dose levels) and improvement in the VAS alertness scale (p < 0.01). In addition, the proportion of subjects reporting feeling high on the VAS was significantly reduced by selonabant (p < 0.001). Although THC-induced effects on body sway and heart rate in Part A of the study were small, there was also a trend towards statistical improvement of these parameters with selonabant treatment compared to placebo. The 50 mg and 100 mg doses had similar results, suggesting that lower doses should be explored.

These data demonstrated a highly statistically significant reduction in key symptoms of ACI, with only 10% of subjects in the 50 mg selonabant group and 30% in the 100 mg group reporting feeling high compared to 75% of subjects in the placebo group (p < 0.001). selonabant was well tolerated in these healthy volunteers. Preliminary safety information showed all adverse events were mild and transient, except in the case of one subject in the 50 mg selonabant group who experienced moderate nausea and vomiting.

Based on the encouraging data from Part A, we initiated Part B of the study at CHDR on July 26, 2022. In total, Parts A and B of the Phase 2 study enrolled 134 healthy adult subjects. In Part B of the study, subjects were challenged with substantially higher oral doses of THC (21, 30, or 40 mg) and treated with lower doses of selonabant (10 or 30 mg) or a matching placebo. Delayed dosing of selonabant was also examined by introducing a one-hour pause between the THC challenge and treatment with the selonabant or placebo. The final cohort of the study included the administration of a high-fat meal prior to the THC challenge.

Based on the final data for Part B of the study, a single low oral dose of selonabant (10 mg) administered 1 hour after a THC challenge rapidly and statistically significantly reversed key psychotropic effects of THC doses as high as 30 mg, including a reduction in the VAS for feeling high (p=<0.0001) and improvement in VAS alertness (p=0.0042) and reduced body sway (p=0.0196). In a pre-specified pooled analysis of data for the combined 21 mg or 30 mg THC dose levels, a single 10 mg of selonabant administered one hour after THC achieved statistical significance on all primary outcomes, including a reduction in VAS feeling high (p=<0.0001), improvement in VAS alertness (p=0.0024), reduced body sway (p=0.0014), and reduction in heart rate (p=0.0125). selonabant also reduced the time required for the THC effects to normalize back to baseline.

At the 30 mg THC dose, prior to dosing selonabant or placebo, subjects developed mild to moderate THC-related symptoms including moderate euphoria, nausea, and/or vomiting, and mild bradyphrenia, dizziness, paresthesia, and/or feeling emotional. After delayed dosing of 10 mg selonabant or placebo following a 21 mg or 30 mg THC challenge dose, the adverse events considered possibly or probably related to selonabant were mild except for one case of moderate nausea/vomiting at THC doses of 21 mg and 30 mg; the incidence of dizziness and euphoria was greater in the placebo treated subjects. Administration of a high-fat meal delayed the absorption of THC resulting in blunted effects of a 30 mg THC dose on many of the outcomes. However, delayed dosing of 10 mg ANB-001 still significantly reduced VAS feeling high in fed subjects (p=0.0030).

Part C of the study was an open-label phase with two cohorts of 10 subjects each. Subjects in Cohort 7 received a single oral dose of 40 mg of THC together with a single oral dose of 10 mg of selonabant. Subjects in Cohort 8 received a single oral dose of 60 mg of THC together with a single oral dose of 20 mg of selonabant. In the earlier Part B of the study, a single oral dose of 40 mg THC without selonabant was not well tolerated due to overt THC-related effects. However, the use of even higher THC challenge doses was considered acceptable by an independent institutional review board (“IRB”) provided that all subjects would also receive selonabant. Part C of the study was therefore conducted as an open-label design without a placebo arm. Subjective and objective assessments performed during the open-label Part C of the study were similar to those used in Parts A and B, with the addition of several new outcome measures intended to explore further evidence of clinically meaningful effects. Based on preliminary safety observations, THC challenge doses of 40 mg and 60 mg were well-tolerated when dosed in combination with selonabant, and all treatment-related adverse events were mild and transient. A single dose of 19 mg selonabant administered with 40 mg THC or 20 mg selonabant administered with 60 mg THC mitigated the major effects of these high THC doses when compared to pooled placebo data at 20 mg or 30 mg of THC in Part B of the study. Selonabant significantly decreased visual analog scale (“VAS”) “Feeling High,” significantly increased VAS “Alertness,” significantly reduced body sway, and significantly reduced heart rate when compared to the pooled placebo data. A publication on the full results of Part C is in progress, and submission to the Annals of Emergency Medicine is expected by the end of calendar 2024. In total, 189 subjects have been dosed with selonabant in the various Phase 1 and Phase 2 studies.

Enrollment in our observational pharmacokinetic study in the United States is ongoing. The purpose of the study is to gather data on plasma levels of cannabinoids and metabolites in subjects with cannabis toxicity in the emergency department setting, and where possible, to assess their condition. The data from the study are expected to further support selonabant development.

We believe the completed Phase 2 study provides support for our continuing discussions with the FDA and potential future discussions with comparable foreign regulatory authorities, and allows us to design and conduct future clinical trials with the goal of generating additional clinical data that could ultimately enable us to file a marketing application with the FDA.

Vernalis License Agreement

On May 26, 2020, we entered into an exclusive license agreement (the “License Agreement”) with Vernalis Development Limited, formerly Vernalis (R&D) Limited (“Vernalis”). Pursuant to the License Agreement, Vernalis granted us an exclusive worldwide royalty-bearing license to develop and commercialize a compound that we refer to as selonabant, as well as access to and a right of reference with respect to any regulatory materials under its control. The License Agreement allows us to sublicense the rights thereunder to any person with similar or greater financial resources and expertise without Vernalis’ prior consent, provided the proposed sublicensee is not developing or commercializing a product that contains a CB1 antagonist or is for the same indication covered by the trials or market authorization for selonabant. In exchange for the exclusive license, we agreed to pay Vernalis a non-refundable signature fee of $0.2 million, total potential developmental milestone payments of up to $29.9 million (of which $0.4 million has been paid), total potential sales milestone payments of up to $35.0 million and low to mid-single digit royalties on net sales.

We have the sole discretion to carry out the development and commercialization of selonabant, including obtaining regulatory approvals, and we are responsible for all costs and expenses in connection therewith. We have access to certain regulatory materials, including study reports from clinical and non-clinical trials, under Vernalis’ control. We agreed to use commercially reasonable efforts to (i) develop and commercialize selonabant in the United States and certain European countries and (ii) dose a patient as part of a Phase 2 clinical trial within two years of the commencement date of the License Agreement (which obligation we have met), and dose a patient as part of a Pivotal Trial (as such term is defined in the License Agreement) within four years of commencement of the License Agreement, which period was in accordance with the terms of the License agreement extended for a nominal fee. We also agreed to provide Vernalis with periodic reports of our activities and notice of market authorization within specified timeframes.

With respect to intellectual property, both parties agreed to retain sole ownership over their respective intellectual property as of the date of the License Agreement. In addition, we retain the sole right over certain patent rights (including patent applications) and know-how controlled by us that are necessary or reasonably useful to developing and commercializing selonabant during the term of the License Agreement.

The License Agreement continues for an indefinite term unless and until it is terminated or until such time as all royalties and other sums cease to be payable thereunder. Our obligations to pay royalties commence upon the first commercial sale of our product and cease upon the later to occur of: (i) the tenth anniversary of the first commercial sale of our product, or (ii) the expiration date of the regulatory exclusivity of our product. We may terminate the License Agreement in its entirety at any time by providing 60 days’ prior notice to Vernalis. Moreover, a party may terminate the License Agreement for cause (i) upon written notice when the other party commits a material breach not remedied within the specified timeframes and defaults on its obligations thereunder, or (ii) when the other party is insolvent as more particularly described therein. In the event of termination, all rights and licenses granted by Vernalis will revert immediately to Vernalis; all outstanding sums as of the termination date will be immediately due and payable to Vernalis; and we will return or destroy, at Vernalis’ request, any regulatory materials, information pertaining to selonabant, and any unused API purchased from Vernalis. If Vernalis terminates the License Agreement due to our material breach or insolvency, or if we terminate the License Agreement at will, both parties will negotiate in good faith to grant Vernalis a license to such intellectual property and regulatory materials needed to develop and commercialize selonabant and provide appropriate compensation to us within six months of the termination date.

Competition

The clinical biotechnology industry is a competitive industry characterized by technological innovation and growth. Our competitors include other biotechnology and pharmaceutical companies, academic institutions, and public and private research institutions. These entities engage in efforts to research, discover and develop new medicines and treatments for substance use. These entities also seek patent protection and licensing revenues for their research results and may compete with us in recruiting skilled talent. Some of these entities are larger and better funded than us. Our management can make no assurances that we can effectively compete with these competitors. Potential current competitors include Aelis Farma, which is developing a medication based on a pregnenolone derivative to treat cannabis use disorders in collaboration with Indivior PLC. We also may be unable to keep pace with technological developments and other market factors. Technological competition from medical device, pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. These entities represent significant competition for us.

Research and Development

We are making, and expect to continue to make, substantial expenditures to fund proprietary research and development of our selonabant product candidate and to support preclinical testing and clinical trials necessary for regulatory filings. Our research and development team, including a third-party CRO, is continually undertaking efforts to advance research and development goals. During the fiscal years ended June 30, 2024 and June 30, 2023, we incurred research and development expenses of approximately $3.5 million and $5.6 million, respectively.

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

As a therapeutic product for human use, selonabant will be subject to regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act (“FDCA”) and similar regulatory requirements in other countries. Regulatory requirements include, among other things, rigorous preclinical and clinical testing. The processes obtaining regulatory approval, commercializing our product and maintaining compliance with applicable statutes and regulations require the substantial expenditure of time and financial resources and play a significant role in our research and development, production, and marketing activities. Failure to comply with these regulatory processes and other requirements could delay our ability to receive regulatory approvals, adversely affect the commercialization of our product, and hinder our ability to receive royalties or revenues.

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. Failure to comply with such regulations during and after the product development and approval process could result in administrative or judicial sanctions. Such sanctions include the FDA’s refusal to approve pending applications, withdrawal of an approval, placement on a clinical hold, untitled or warning letters, product recalls, seizure of products, partial or complete suspension of production or distribution, injunctions, fines, refusal of government contracts, restitution, disgorgement, civil penalties and criminal penalties. The FDA generally requires the following before a drug can be marketed in the United States:

●	Completion of certain preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

●	Submission of an IND, which must become effective before the commencement of human clinical studies;

●	Approval by an independent IRB, at each clinical site before the initiation of each trial;

●	Performance of adequate and well-controlled human clinical studies according to Good Clinical Practice (“GCP”) regulations, to establish the safety and efficacy of the proposed drug for its intended use;

●	Preparation and submission of a New Drug Application (“NDA”);

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product, or its components, are produced to ensure compliance with current Good Manufacturing Practice (“CGMP”) regulations and to ensure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity; and

●	FDA review and approval of the NDA.

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

Current Legislation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals (“HCPs”), clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability. These new laws may result in additional reductions in Medicare and other healthcare funding.

Data Privacy

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

Environmental, Health, and Safety Regulation

We are subject to numerous federal, state and local environmental, health and safety (“EHS”), laws and regulations relating to, among other matters, safe working conditions, product stewardship, environmental protection, and handling or disposition of products, including those governing the generation, storage, handling, use, transportation, release, and disposal of hazardous or potentially hazardous materials, medical waste, and infectious materials that may be handled by our research laboratories. Some of these laws and regulations also require us to obtain licenses or permits to conduct our operations. If we fail to comply with such laws or obtain and comply with the applicable permits, we could face substantial fines or possible revocation of our permits or limitations on our ability to conduct our operations. Certain of our development activities involve use of hazardous materials, and we believe we are in compliance with the applicable environmental laws, regulations, permits, and licenses. However, we cannot ensure EHS liabilities will not develop in the future. EHS laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Protection of Intellectual Property

We strive to protect our intellectual property in a variety of ways to promote the development of our product candidate and business. Our strategy to safeguard this intellectual property includes the following:

● Patents and patent applications. We are in the process of obtaining method of use, formulation, and polymorph patents intended to cover our selonabant product candidate, which are important to the development of our business. We have filed or intend to file patent applications related to aspects of selonabant, our product candidate. We have obtained two patents, U.S. Patent No. 11,141,404, titled “Formulations And Methods For Treating Acute Cannabinoid Overdose,” and U.S. Patent No. 11,795,146, titled “Crystalline Forms of a Cannabinoid Receptor Type 1 (CB1) Modulator and Methods of Use and Preparation Thereof.” We have filed and will continue to file in foreign jurisdictions for our patent applications at the relevant time. Issued patents and patents arising from our pending applications are expected to expire at the earliest in 2040.

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

● License agreement. We have entered into an exclusive worldwide licensing agreement with Vernalis to develop, strengthen and commercialize our selonabant compound. This exclusive in-licensing opportunity allows us to maintain and enhance our proprietary position in selonabant.

● Trademarks. We use “Anebulo” as our trademark. As we develop our drug candidate and business, we intend to add trademarks to our portfolio of intellectual property.

We believe these methods provide us material defensibility around our core intellectual property.

Employees and Human Capital Resources

As of June 30, 2024, we had two full-time employees and one part-time employee, none of whom were covered by collective bargaining agreements. In addition, we have a number of outside consultants who are not on our payroll, who are involved directly in scientific research and development activities. We believe that we maintain strong relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

We have not generated any revenue. As of June 30, 2024, we have an accumulated deficit of $65.4 million, which includes a fair value adjustment of $26.6 million for warrants converted into Series A preferred stock on a cashless basis in connection with our IPO. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

The future success of our business cannot be determined at this time, and we do not anticipate generating revenue from product sales in the near term. In addition, we have no experience in obtaining regulatory approval for and commercializing drug products on our own and face a number of challenges with respect to development and commercialization efforts, including, among other challenges:

●	having inadequate financial or other resources to complete the development of our product candidate;
●	the inability to manufacture our product in commercial quantities, at an adequate quality, at an acceptable cost or in collaboration with third parties;
●	experiencing delays or unplanned expenditures in product development, clinical testing or manufacturing;
●	the inability to establish adequate sales, marketing and distribution channels;
●	healthcare professionals may not adopt and patients may not accept our drug, if approved for marketing;
●	we may not be aware of possible complications or other side effects from the use of our product since we have limited clinical experience with respect to the actual effects from use of our product;
●	technological breakthroughs in reversing cannabis toxicity and treating patients experiencing intoxication symptoms may reduce the demand for our product, if it develops;
●	changes in the market for reversing cannabis toxicity and treating patients experiencing intoxication symptoms, new alliances between existing market participants and the entrance of new market participants may interfere with our market penetration efforts;
●	third-party payors may not agree to reimburse patients for any or all of the purchase price of our product, which may adversely affect patients’ willingness to use our product;
●	uncertainty as to market demand may result in inefficient pricing of our product;
●	we may face third-party claims of intellectual property infringement;
●	we may fail to obtain or maintain regulatory approvals for our product in our markets or may face adverse regulatory or legal actions relating to our product even if regulatory approval is obtained; and
●	we are dependent upon the results of clinical studies relating to our product and the products of our competitors. If data from a clinical trial is unfavorable, we would be reluctant to advance the product for the indication for which it was being developed.

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

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash and cash equivalents at June 30, 2024, along with access to funding under the LSA, will enable us to fund our current and planned operating expenses and capital expenditures into the fourth quarter of calendar year 2025. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

Other than the LSA, we currently do not have any arrangements or credit facilities as a source of funds, and we make no assurance that we will be able to raise sufficient additional capital in the future if needed on acceptable terms, or at all. Even if we draw down the entire $10 million available under the LSA, we will still require additional funding to fund our planned operations and capital expenditures. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our current or future product candidates and other business, seek collaborations, or amend existing collaborations, for research and development programs at an earlier stage than otherwise would be desirable or for the development of programs that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available, dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves, pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders, file for bankruptcy or cease operations altogether. This may materially adversely affect our operations and financial condition as well as our ability to achieve business objectives and maintain competitiveness.

If we raise additional capital by issuing equity securities and/or equity-linked securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. In addition, the LSA requires that we issue 0.03 shares of common stock per dollar loaned under the LSA, which will result in dilution to shareholders. We may also issue equity securities and/or equity-linked securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity and equity-linked issuances are very common types of fundraising for companies like us, the risk of dilution is particularly significant for our stockholders.

The LSA includes, and future debt financing, if obtained, may involve agreements that include liens on our assets and covenants limiting or restricting our ability to take specific actions such as incurring additional debt. Debt financing, including the LSA, could also be required to be repaid regardless of our operating results.

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

We entered into the LSA for a debt facility in November 2023 with 22NW and JFL. To date, we have not drawn down on the LSA. Upon the draw of at least $3 million in the aggregate, the debt facility will be secured by substantially all of our assets. The LSA includes customary events of default for a first priority senior secured debt facility. In the event of default under the LSA, the Lenders under the LSA would have the rights that a secured creditor with a first priority lien on a company’s assets would have, including but not limited to, the right to collect, enforce or satisfy any secured obligations then owing, including by foreclosing on the collateral securing our obligations under the LSA (which generally comprise substantially all of our assets) and the Lenders would have no obligation to fund any future borrowings under the LSA. A default under the LSA would have material adverse consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and our stockholders may lose all or a portion of their investment because of the priority of the claims of the Lenders, in their capacity as secured creditors, on our assets. Additionally, during the term of the LSA, the Company cannot incur any debt that is senior or pari pasu with the LSA.

As consideration for the LSA, we agreed to issue 300,000 shares to 22NW and agreed to issue up to an additional 300,000 shares based on the amount of the Facility Amount drawn on by us. Our stockholders have incurred and may incur dilution as a result of the LSA and the stock issuances contemplated thereby.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to selonabant, our product candidate. On October 12, 2021, the United States Patent and Trademark Office issued to us U.S. Patent No. 11,141,404, titled “Formulations and Methods for Treating Acute Cannabinoid Overdose.” The issued patent describes the use of our investigational drug selonabant to treat cannabis toxicity, and is expected to provide patent protection through 2040. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to aspects of our product candidate that are important to our business and maintaining and protecting our existing patents. Given that the development of our product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our product candidates is also at an early stage. For example, we have filed or intend to file additional patent applications related to aspects of selonabant, our product candidate; however, there can be no assurance that any such patent applications will issue as granted patents around the world. The requirements for patentability differ in certain countries, and certain countries have heightened requirements for patentability. Further, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidate, and provisional patent applications are not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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

Our lead drug candidate, selonabant, may face competition sooner than expected.

Our success will depend in part on our ability to obtain and maintain patent protection for important aspects of selonabant and our other technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. However, the applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against compounding pharmacies, outsourcing facilities, generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce products substantially similar to ours or use technologies substantially similar to those we own.

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

To date, no serious adverse events have been attributed to selonabant. However, development of selonabant for weight loss was discontinued by Vernalis after a different CB1 antagonist showed significant side effects after prolonged administration (months or more). While we currently expect selonabant to be limited to a single dose to treat ACI and unintentional cannabis poisoning, there may be unforeseen side effects from selonabant for the treatment of ACI and unintentional cannabis poisoning or other indications we may explore. The results of our current or future clinical trials may show that our product candidate causes undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings. If our product candidate receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by the use of our product:

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

We cannot guarantee that our future manufacturing and supply partners will be able to reduce the costs of commercial scale manufacturing of our drug candidate over time. If the commercial-scale manufacturing costs of our drug candidate are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We intend to produce our product candidate at larger scale with third-party manufacturers prior to filing for product approval with the FDA. Before we may obtain regulatory approval of our product candidates, our manufacturing processes need to be validated via audit/review by FDA or the European Medicines Agency (the “EMA”). Such audit may reveal issues and delay the approval of the product candidates. Further, these processes may need to be scaled up to meet the volume production required to serve the anticipated market for our product candidate. Although we believe the processes can be successfully scaled up, there can be no assurance that the processes can be successfully scaled up.

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

Contractors or collaborators may have the right to terminate their agreements with us or reduce their payments to us under those agreements on limited or no notice and for no reason or reasons outside of our control. For example, we may be unable to maintain our relationship with Vernalis on a commercially reasonable basis, if at all. If we are unable to retain Vernalis as a licensor on commercially acceptable terms, we will not be able to commercialize selonabant and we may experience delays in or suspension of the marketing of selonabant. The same could apply to other product candidates we may develop or acquire in the future. Our dependence upon third parties to assist with the development and commercialization of our product candidates may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such product candidates on a timely and competitive basis.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company’s product candidates, if approved, and accordingly, the financial operations.

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

Certain of our executive officers, directors and large stockholders own a substantial majority of our outstanding capital stock. As a result of their share ownership, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, can control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In addition, the LSA with 22NW and JFL, which will allow us to draw up to $10 million as needed, may be secured by a lien on our assets depending upon amounts drawn down. Joseph F. Lawler M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL, and Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of our Board of Directors. Due to their positions with JFL and 22NW, such individuals may also exert significant control over certain matters. Furthermore, if we draw down amounts under the LSA, we will issue to the lenders 0.03 shares of common stock per dollar loaned under the LSA.

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

Our corporate documents and Delaware corporate law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions:

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to help defend against a takeover attempt;
●	provide that vacancies on our board of directors, including vacancies as a result of removal or enlargement of the board of directors, may be filled by directors then in office, even though less than a quorum;
●	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
●	specify that special meetings of our stockholders can be called only by our board of directors, chief executive officer or the chairman of our board of directors;
●	Require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting, and not by written consent
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
●	include a forum selection clause, which means certain litigation can only be brought in Delaware; and
●	require supermajority stockholder voting to effect amendments to our bylaws and certain amendments to our certificate of incorporation.

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

Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Since our IPO, we have been documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the accounting and internal controls provisions of the Foreign Corrupt Practices Act of 1977, as amended, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as other rules and regulations implemented by the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel must devote a substantial amount of time and resources to complying with these requirements. Moreover, these rules and regulations are increasing our legal and financial compliance costs and will make some activities more time-consuming and costly. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups (“JOBS”) Act if we are also at that time not a “non-accelerated filer” under appliable SEC rules. These new obligations will require substantial attention from our management team and could divert their attention away from the day-to-day management of our business. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers, and more expensive for us to obtain director and officer liability insurance.

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

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” and a “non-accelerated filer” under SEC rules. For instance, non-accelerated filers are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting, and smaller reporting companies are not required to provide a compensation discussion and analysis or CEO pay ratio disclosure, and may present only two years of audited financial statements and related MD&A disclosure.

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

Unstable market and economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may have serious adverse consequences on our business, financial condition and stock price.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, Covid-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

We cannot assure you that our common stock will be liquid or that it will remain listed on the Nasdaq Capital Market.

Our common stock is listed on the Nasdaq Capital Market. The Nasdaq Capital Market’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to maintain the continued listing standards of the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, The Nasdaq Stock Market LLC may take steps to delist our Common Stock. Any delisting would likely have a negative effect on the price of our Common Stock and would impair stockholders’ ability to sell or purchase their Common Stock when they wish to do so.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management Strategy

We are a clinical stage biotechnology company focused on developing and commercializing new treatments for patients suffering from ACI and substance addiction. We and our third-party service providers, such as CROs, collect, process, transmit, and store sensitive data on our systems, including intellectual property, proprietary or confidential business information, and a variety of personal data.

We rely on third parties, including cloud vendors, for various business functions. We select key third-party service providers based on several factors, including the type of data processed and the nature of services offered, and we oversee such key third-party service providers by conducting vendor diligence upon onboarding and ongoing monitoring, including a review of SOC-1 reports on an annual basis.

We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of our data and information systems, along with other material risks to our operations. In addition, we have implemented procedures over certain areas such as access on/offboarding and account management to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities.

Governance

Management is responsible for the day-to-day management of the risks we face, while our board of directors has responsibility for the oversight of risk management, including risks from cybersecurity threats. The audit committee has primary responsibility for oversight of cybersecurity and is briefed on cybersecurity risks at least once a year and following any material cybersecurity incidents. Our board of directors receives periodic updates from our audit committee regarding matters of cybersecurity. Our board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any significant updates to our cybersecurity risk management and initiatives.

As of the date of this Annual Report on Form 10-K, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. For more information, see “Risk factors - If our internal information technology systems or sensitive information, or those of our third-party CROs or other contractors or consultants, are or were compromised, we could experience adverse consequences from such compromise, including but not limited to, a material disruption of the development of our product candidates, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.”

Item 2. Properties.

We manage our business operations from our principal executive office in Lakeway, Texas, in leased space under a sublease with JFL Capital Management LLC, a company controlled by Joseph F. Lawler, the founder and a director of our company. During the fiscal year ended June 30, 2023 we paid rent of approximately $1,300 per month. Effective in July 2023, our rent was reduced to approximately $400 per month. We believe our present office space is adequate for our current operations and for near-term planned expansion. We recorded rent expense of approximately $4,800 and $15,100 for the fiscal years ended June 30, 2024 and 2023, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been publicly traded on the Nasdaq Capital Market under the symbol “ANEB” since May 7, 2021. Prior to that time, there was no public market for our common stock. The last price of our common stock as reported on the Nasdaq Capital Market on September 24, 2024 was $2.09 per share.

Holder of Record

As of September 20, 2024, there were approximately 13 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

We did not sell any equity securities during the quarter ended June 30, 2024 in transactions that were not registered under the Securities Act.

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

Overview

We are a clinical-stage biotechnology company developing treatments for cannabis toxicity, such as unintentional cannabis poisoning, acute cannabinoid intoxication (“ACI”), and the broader landscape of acute cannabis-induced conditions. Our lead product candidate, selonabant (formerly ANEB-001), is intended to rapidly reverse the negative effects of cannabis toxicities and reduce time to recovery. Unintentional cannabis poisoning primarily occurs in children. Pediatric patients accidentally exposed to cannabis are at risk of serious and life-threatening outcomes including Central Nervous System (“CNS”) depression, respiratory depression, seizures, and coma. ACI in adults is characterized by signs and symptoms that may include anxiety, panic attacks, agitation, psychosis, and tachycardia. There is no approved medical treatment currently available to specifically treat ACI or unintentional cannabis poisoning or ACI, and we are not aware of any competing products that are further along in the development process than selonabant in reversing the effects of cannabinoids like delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis.

Unintentional cannabis poisoning and ACI have become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. Unintentional or excessive ingestion of THC via edible products such as candies and brownies, and intoxication from synthetic cannabinoids (also known as “synthetics,” including “K2” or “spice”), are two potential causes of THC-related emergency room visits. Synthetic cannabinoids are analogous to fentanyl for opioids insofar as they are more potent at the cannabinoid receptor than their natural product congener THC.

Hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. Before the legalization of cannabis, an estimated 450,000 patients visited hospital emergency rooms annually for cannabis-related conditions. In 2014, this number more than doubled to an estimated 1.1 million patients, according to data published in “Trends and Characteristics of Cannabis-Associated Emergency Department Visits in the United States, 2006-2018,” Drug Alcohol Depend. 2022 Mar 1;232:109288. doi: 10.1016/j.drugalcdep.2022.109288. Epub 2022 Jan 10. PMID: 35033959; PMCID: PMC9885359) by Roehler DR, Hoots BE, Holland KM, Baldwin GT, and Vivolo-Kantor AM, which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on our evaluation of a published analysis of the most recent NEDS data, we believe that the number of cannabis related emergency department visits grew to approximately 1.8 million patients in 2021. We believe the number of cannabis-related emergency department visits and health problems associated with unintentional cannabis poisoning and ACI will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of unintentional cannabis poisoning and ACI.

Previous clinical trials completed by a third party have shown that oral selonabant is rapidly absorbed, well tolerated and, when repeatedly administered to obese subjects, leads to weight loss, an effect that is consistent with central antagonism of the cannabinoid receptor type-1 (“CB1”), the primary target of agonists like THC. In March 2021, our European clinical trial application (“CTA”), which is equivalent to an investigational new drug application in the United States, was accepted in the Netherlands to allow us to utilize oral selonabant in a randomized, double-blind, placebo-controlled Phase 2 human proof-of-concept clinical trial for potential use as a treatment for ACI. The study (the “Netherlands Trial”) was designed to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single oral dose of selonabant in treating healthy adult subjects challenged with THC. We announced on January 3, 2022, that the first patient had been dosed in the Netherlands Trial. On May 11, 2022, we announced the dosing of all 60 subjects in Part A of the Netherlands Trial. On March 28, 2023, we announced complete results from Part A and Part B of the Netherlands Trial, in a total of 134 subjects. Dosing of an additional 20 subjects in an open-label extension of the study (“Part C”) was initiated in July 2023 and the study was completed in August 2023. We met with the FDA in July 2023 for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of oral selonabant for the treatment of adult ACI and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of oral selonabant in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application. In addition, an observational study in patients presenting to emergency departments with ACI is currently ongoing. The study is designed to determine concentrations of cannabinoids and metabolites in plasma and gather information on signs and symptoms, patients’ disposition and selected assessments, where possible. We believe the data generated from the Netherlands Trial provide support for our development pathway.

Rather than proceeding directly with the Phase 3 studies of oral selonabant in adults with ACI, we are prioritizing the advancement of a selonabant IV formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We are currently scaling up the intravenous formulation for initial clinical safety studies.

The recent decision by the United States Department of Justice to support the rescheduling of marijuana from a schedule I to a schedule III-controlled substance is a move that we believe will ultimately lead to increased use of cannabis-containing products among US households. This potentially includes edible products that are often the cause of unintentional cannabis poisoning in children. We have evaluated the potential advantages of prioritizing a near-term solution for children with more serious symptoms over progressing our plans for clinical studies to support an adult oral ACI treatment and have decided to focus current efforts on the pediatric indication at this time. Our decision to prioritize the development of an intravenous treatment for children is driven by multiple factors. Our recent development of a suitable IV selonabant formulation enables its use in the pediatric population. Our prior discussions with the FDA have highlighted the need for an alternative formulation of selonabant for treating younger patients. There is increasing recognition among clinicians that this is a growing, unmet medical need in a vulnerable population where there are no approved treatments. Our belief is that the path to approval for an oral treatment for adult ACI may be facilitated by an initial approval for intravenous treatment of unintentional cannabis poisoning in the pediatric population. Furthermore, with this unprecedented change in cannabis regulation, Anebulo is uniquely positioned to become a provider of a rapid and clinically impactful solution for Emergency Departments to treat pediatric patients suffering from unintentional cannabis poisoning. Research has shown children are much more sensitive to the toxic effects of cannabis. Key factors such as an underdeveloped endocannabinoid system with more CB1 receptors in the brain than adults, and reduced ability to metabolize THC, contribute to a much greater risk to children. The risk is also evident in how cannabis effects this population; in contrast to adults who are exposed to acute cannabis toxicity, children are at risk of serious and life-threatening outcomes such as CNS depression, respiratory depression, seizures, and coma.

In May 2020, we entered into a royalty-bearing license agreement with Vernalis Development Limited (“License Agreement”) to exploit its licensed compounds and licensed products to combat symptoms of ACI and substance addiction. We are currently developing our lead product candidate, selonabant to quickly, and effectively, combat symptoms of ACI.

Our objective is to develop and commercialize new treatment options for patients suffering from cannabis toxicity. Our lead product candidate is selonabant, a potent, small molecule cannabinoid receptor antagonist, to address the unmet medical need for a specific antidote for cannabis toxicity. Selonabant is orally bioavailable, rapidly absorbed, and has also been formulated for intravenous administration. We anticipate that both oral and IV selonabant treatments will reverse the symptoms of cannabis toxicity, in most cases within 1 hour of administration. Our proprietary position in the treatment of cannabis toxicity is protected by rights to two patent applications covering various methods of use of the compound and delivery systems.

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

On October 12, 2021, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 11,141,404, titled “Formulations and Methods For Treating Acute Cannabinoid Overdose.” The issued patent describes the use of the Company’s investigational drug selonabant to treat acute cannabinoid overdose and is expected to provide patent protection through 2040.

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

As more fully described in the Liquidity and Capital Resources section below, on November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL”) which will allow us to borrow up to $10 million as needed to fund future operations. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The LSA will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on November 13, 2026 (the “Maturity Date”). As of June 30, 2024, there was no balance outstanding under the LSA.

On January 31, 2024, the United States Adopted Names (USAN) Council adopted selonabant as the generic name for selonabant.

On July 16, 2024, we were awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced CNS depression in children. With the support of NIDA, Anebulo aims to complete IND-enabling activities and the scale up of its formulation of intravenous selonabant around calendar year end 2024 as it prepares for clinical studies and the Company expects to enroll the first healthy adult volunteer in the first half of calendar 2025 The grant comes in the form of two tranches with the initial award of $0.9 million in the first year and subsequent funding of approximately $1 million subject to certain conditions and milestones in the second year, specifically that the Investigational New Drug Application to the FDA for a Phase 1 single ascending dose study of intravenous selonabant in healthy adults is permitted to proceed or an FDA clinical hold is imposed that cannot be successfully addressed with available time and resources. The grant was awarded under NIH award number 1U01DA059995-01.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to selonabant. Our research and development expenses for the fiscal years ended June 30, 2024 and 2023 included research and development consulting expenses, clinical trials, and other costs, such as third-party and manufacturing costs, associated with development of our lead product candidate, selonabant.

We anticipate that our research and development activities will account for a significant portion of our operating expenses and these costs are expensed as incurred. We expect to significantly increase our research and development efforts as we continue to develop selonabant and conduct clinical trials with patients suffering from symptoms of cannabis toxicity, as well as continue to expand our product-candidate pipeline. Research and development expenses include:

●	Employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for research and development personnel;

●	direct third-party costs such as expenses incurred under agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”);

●	costs associated with research and development activities of consultants;

●	other third-party expenses directly attributable to the development of our product candidates; and

●	amortization expense for asset purchases used in research and development activities.

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

General and Administrative Expenses

General and administrative expenses for the fiscal years ended June 30, 2024 and 2023 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Years Ended June 30, 2024 and 2023

The following table summarizes our results of operations:

	For the Years ended June 30,		Period to Period
	2024	2023	Change
Research and development	$3,548,937	$5,600,197	$(2,051,260)
General and administrative	4,759,818	6,183,402	(1,423,584)
Total operating expenses	8,308,755	11,783,599	(3,474,844)
Loss from operations	(8,308,755)	(11,783,599)	3,474,844
Other (income) expenses:
Interest expense	151,230	-	151,230
Interest income	(249,022)	(92,407)	(156,615)
Other	(9,260)	41,146	(50,406)
Total other income, net	(107,052)	(51,261)	(55,791)
Net loss	$(8,201,703)	$(11,732,338)	$3,530,635

Research and Development Expenses

	For the Years ended June 30,		Period to Period
	2024	2023	Change
Pre-clinical and clinical studies	$1,668,780	$2,501,396	$(832,616)
Contract manufacturing	795,134	1,435,705	(640,571)
Compensation and related benefits	-	44,681	(44,681)
Consultants and other research and development	1,085,023	1,618,415	(533,392)
Total research and development expenses	$3,548,937	$5,600,197	$(2,051,260)

The overall decrease in research and development expenses for the fiscal year ended June 30, 2024 compared with the fiscal year ended June 30, 2023 was primarily attributable to a decrease in activities related to pre-clinical and clinical studies, and direct third-party costs incurred under agreements with CROs and CMOs for selonabant. We completed our Phase 2 proof of concept clinical trial for ACI during the first half of the fiscal year ended June 30, 2024, resulting in less expense than the comparable prior year. Rather than proceeding directly with the Phase 3 oral ACI studies in adults, we are prioritizing the advancement of a selonabant IV formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We are currently scaling up the IV formulation for initial clinical safety studies. We expect our research and development expenses to increase as we commence our next clinical trial.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the Years ended June 30,		Period to Period
	2024	2023	Change
Compensation and related benefits	$1,733,032	$1,839,585	$(106,553)
Professional and consultant fees	1,526,442	2,232,383	(705,941)
Stock-based compensation expense	758,884	884,723	(125,839)
Directors’ and officers’ insurance	469,855	868,559	(398,704)
Facilities, fees and other costs	271,605	358,152	(86,547)
Total general and administrative expenses	$4,759,818	$6,183,402	$(1,423,584)

The overall decrease in general and administrative expenses for the fiscal year ended June 30, 2024 compared with the fiscal year ended June 30, 2023 was primarily attributable to an overall decrease in compensation and related benefits and stock-based compensation for executives and employees, professional and consultant fees, including legal and accounting fees, and a decrease in directors’ and officer’s insurance resulting from a decrease in yearly premium amounts. The Company has sought to reduce costs as it transitions to the next phase of development.

Interest Expense

Interest expense increased for the fiscal year ended June 30, 2024 as compared to the fiscal year ended June 30, 2023 due to closing of the Loan and Security Agreement on November 13, 2023, which resulted in amortization of loan commitment fees during the year ended June 30, 2024.

Interest Income

Interest income increased for the fiscal year ended June 30, 2024 as compared to the fiscal year ended June 30, 2023 due to an increase in market interest rates earned on the Company’s savings and money market accounts.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we received net proceeds of approximately $19.8 million. As noted above, on September 28, 2022, we closed the “Private Placement”, in which we received net proceeds of approximately $6.3 million. As of June 30, 2024, we had cash and cash equivalents of approximately $3.1 million. We anticipate our cash and cash equivalents, plus available funding under the Loan and Security Agreement (“LSA”), will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements. As and if necessary, we will seek to raise these additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

We issued 300,000 shares of common stock to 22NW upon the signing of the LSA. We will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. As of June 30, 2024, there was no balance outstanding under the LSA.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of our Board of Directors.

Cash Flows

The following table sets forth a summary of our cash flows:

	For the Years ended June 30,
	2024	2023
Net cash used in operating activities	$(8,090,849)	$(9,683,133)
Net cash (used in) provided by financing activities	(62,354)	6,382,065
Net decrease in cash and cash equivalents	$(8,153,203)	$(3,301,068)

During the fiscal year ended June 30, 2024, we used cash and cash equivalents of $8.2 million, which consists of cash used in operating activities of $8.1 million primarily resulting from our net loss of $8.2 million, partially offset by the non-cash related stock-based compensation of $0.8 million, non-cash amortization of loan commitment fee of $0.2 million, and a change in operating assets and liabilities of ($0.8) million. We also used cash from financing activities of approximately ($0.1) million primarily resulting from the payment of certain offering costs. During the fiscal year ended June 30, 2023, we used cash in operating activities of $9.7 million primarily resulting from our net loss of $11.7 million, partially offset by the non-cash related stock-based compensation of approximately $0.9 million, and a change in operating assets and liabilities of $1.2 million. We also received cash from financing activities of approximately $6.4 million primarily resulting from the issuance of common stock and pre-funded warrants of approximately $6.6 million, net of offering costs of approximately $0.3 million.

Funding and Material Cash Requirements

We expect that our cash and cash equivalents at June 30, 2024 will enable us to fund our current and planned operating expenses and capital expenditures into the fourth quarter of calendar year 2025. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, to support our material cash requirements in the near-term (within one year) and long-term (beyond one year), we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes. If we raise additional capital by issuing equity securities and/or equity-linked securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities and/or equity-linked securities that provide rights, preferences and privileges senior to those of our common stock. The LSA does, and any additional debt financing, if obtained, may, involve agreements that include liens on our assets and covenants limiting or restricting our ability to take specific actions such as incurring additional debt. Debt financing could also be required to be repaid regardless of our operating results. If we raise funds through collaborations, license or development agreements, we may be required to relinquish some rights to our current or future products or revenue streams or grant licenses on terms that are not favorable to us. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our current or future product candidates and other business.

Contractual Obligations and Commitments

License Agreement with Vernalis Development Limited

On May 26, 2020, we entered into an exclusive license agreement (the “License Agreement”) with Vernalis Development Limited, formerly Vernalis (R&D) Limited (“Vernalis”). Pursuant to the License Agreement, Vernalis granted us an exclusive worldwide royalty-bearing license to develop and commercialize a compound that we refer to as selonabant, as well as access to and a right of reference with respect to any regulatory materials under its control. The License Agreement allows us to sublicense the rights thereunder to any person with similar or greater financial resources and expertise without Vernalis’ prior consent, provided the proposed sublicensee is not developing or commercializing a product that contains a CB1 antagonist or is for the same indication covered by the trials or market authorization for selonabant. In exchange for the exclusive license, we agreed to pay Vernalis a non-refundable signature fee of $0.2 million, total potential developmental milestone payments of up to $29.9 million (of which $0.4 million has been paid), total potential sales milestone payments of up to $35.0 million, and low to mid-single digit royalties on net sales.

 We have the sole discretion to carry out the development and commercialization of selonabant, including obtaining regulatory approvals, and we are responsible for all costs and expenses in connection therewith. We have access to certain regulatory materials, including study reports from clinical and non-clinical trials, under Vernalis’ control. We agreed to use commercially reasonable efforts to (i) develop and commercialize selonabant in the United States and certain European countries and (ii) conduct dose a patient as part of a Phase 2 and human clinical trial within two years of the commencement date of the License Agreement (which obligation we have met), and dose a patient as part of a Pivotal Trial (as such term is defined in the License Agreement) within four years of commencement of the License Agreement, which period was in accordance with the terms of the License Agreement extended for a nominal fee. We also agreed to provide Vernalis with periodic reports of our activities and notice of market authorization within specified timeframes.

Office Lease, Manufacturing Contract and CRO Contract

We manage our business operations from our principal executive office in Lakeway, Texas, in leased space under a sublease with a related party for approximately $400 per month.

We have a manufacturing agreement with a third-party CMO. The total cost for the current contract is approximately $3.0 million. The manufacturing aspect of this contract was substantially completed as of June 30, 2024. The stability study aspect of the contract is expected to be fully incurred during calendar 2026.

In February 2021, we entered into an agreement with a third-party CRO to manage and conduct our Phase 2 clinical trial for selonabant in the Netherlands, which was initiated in December 2021. The total cost for the CRO agreement wis approximately €2.8 million (approximately USD $3.1 million as of December 31, 2023) and was substantially completed as of December 31, 2023.

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model during the fiscal year ended June 30, 2024, with the exception of the stock and exercise prices.

JOBS Act Accounting Election

The JOBS Act, enacted in April 2012, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have and intend to continue to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, for an emerging growth company under Section 107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under Section 107 of the JOBS Act. See “Risk Factors—General Risk Factors—We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.”

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

Based on that evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2024.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC for emerging growth companies that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE regarding FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors are as follows:

Class I Directors Continuing in Office Until the 2024 Annual Meeting

Name	Age
Joseph F. Lawler	52	Dr. Lawler founded the Company in April 2020 and has been a member of the Board since April 2020. Dr. Lawler briefly served as the President of the Company from April to June 2020. Dr. Lawler is also the founder and has served as Managing Member of JFL Capital Management LLC, a healthcare investment fund with an emphasis on companies pursuing clinical drug development, since January 2015. Prior to Dr. Lawler’s involvement with JFL Capital Management LLC, Dr. Lawler was a co-founder and served as Senior Managing Partner of Merus Capital Partners, LLC, a proprietary trading business, from October 2011 to November 2014. Dr. Lawler received his M.D. and Ph.D. from The Johns Hopkins University School of Medicine and he earned his B.A. degree from Queens College, City University of New York. Our Nominating and Corporate Governance Committee believes that Dr. Lawler’s extensive expertise in the biomedical field, and extensive experience in investment and strategic development, qualify him to serve on our Board of Directors.

Richard Anthony Cunningham	54	Mr. Cunningham has served as our Chief Executive Officer and a member of the Board since October 2023. He has over 20 years of leadership experience in the healthcare and biopharmaceutical industry. Prior to joining the Company, Mr. Cunningham was the Chief Executive Officer at Tyme Technologies Inc., a clinical-stage biopharmaceutical company, which position he held from November 2020 to October 2022. Prior to that, Mr. Cunningham was the Chief Executive Officer and President of IXC Discovery, Inc. (formerly, Icagen Inc.), a drug discovery company, which positions he held from November 2014 to November 2020. He has also served as a director of IXC Discovery, Inc. since April 2020. Before IXC Discovery, Inc., Mr. Cunningham held various roles at pharmaceutical and healthcare companies, including Boehringer Ingelheim and Valeant Pharmaceuticals (now, Bausch Health Companies Inc.; NYSE: BHC). His experience includes a broad array of responsibilities, including mergers and acquisitions, business development, strategy development, therapeutic launches, contracting, managed care, and sales and marketing. He has led the commercialization and launch of multiple therapies in oncology, rare disease, infectious disease, respiratory, neurology, cardiovascular and metabolic diseases. Our Nominating and Corporate Governance Committee believes that Mr. Cunningham’s extensive industry experience as a biotechnology director and executive officer, and his position as our Chief Executive Officer, qualify him to serve on our Board of Directors.

Aron R. English	42	Mr. English has served as a member of the Board since June 2020. Mr. English is the founder and has served as the President and Portfolio Manager of 22NW, LP, a Seattle-based value fund specializing in small and microcap investments with a multi-year investment horizon, since August 2014. Previously, Mr. English served as the director of research at Meson Capital Partners LLC, an investment firm, from January 2014 to August 2014. Prior to that, Mr. English served as director of research at RBF Capital, LLC, a provider of wealth management and financial services, from September 2010 until December 2013, after initially serving as a research analyst at the firm from September 2008 to September 2010. Mr. English earned his B.A. degree in English Literature with honors from the University of Washington. Our Nominating and Corporate Governance Committee believes that Mr. English’s investment experience and extensive knowledge of the capital markets qualify him to serve on our Board of Directors.

Class II Directors Continuing in Office Until the 2025 Annual Meeting

Name	Age
Nathaniel Calloway	42	Dr. Calloway has served as a member of the Board since October 2022. He is an analyst and partner at 22NW, LP, a Seattle-based value fund specializing in small and microcap investments with a multi-year investment horizon, where he has been employed since June 2021. Dr. Calloway is the lead for 22NW, LP’s biotechnology, pharmaceutical and other healthcare investments, including Anebulo Pharmaceuticals, Inc. He also served as a member of the board of directors of Lifecore Biomedical, Inc. (Nasdaq: LFCR), a medical contract development and manufacturing organization, from January 2023 until August 2024. Prior to that, Dr. Calloway was the Associate Director of Healthcare Research for Edison Group from December 2015 to June 2021. He has a PhD in Chemistry and Chemical Biology from Cornell University, a Masters of Science in Chemistry from Columbia, and completed a post-doctoral study in neuroscience at Weill Cornell Medical School. He has 10 scientific publications in the areas of physical chemistry, biochemistry and neuroscience. Our Nominating and Corporate Governance Committee believes that Dr. Calloway’s extensive experience as an analyst for biotechnology, pharmaceutical and healthcare investments, as well as his academic background and publications, qualify him to serve on our Board of Directors.

Areta Kupchyk	67	Ms. Kupchyk has served as a member of the Board since April 2021. Ms. Kupchyk is currently the Principal at Kupchyk Consulting LLC, an FDA legal consulting firm that she founded in July 2024. Previously, she was a partner in the law firm of Foley Hoag LLP, where she co-chaired the firm’s FDA Law practice group, from October 2015 until June 2024. Ms. Kupchyk is an FDA lawyer who advises biotechnology, medical device and pharmaceutical companies, as well as healthcare providers and institutions, researchers and investors in FDA-related matters. Ms. Kupchyk previously served as Associate Chief Counsel for Drugs and Biologics and Assistant General Counsel for Litigation at the FDA from 1993 to 2003. Ms. Kupchyk received a B.A. degree from the University of Maryland Baltimore County and J.D. from the University of Maryland School of Law. Our Nominating and Corporate Governance Committee believes that Ms. Kupchyk’s extensive experience as regulatory counsel at the FDA, as well as legal expertise in the life sciences field, qualify her to serve on our Board of Directors.

Kenneth Lin	51	Dr. Lin has served as a member of the Board since February 2021. Dr. Lin provided consulting services to Ligand from 2019 to 2020. Prior to that, he founded and served as the President and Chief Executive Officer of Ab Initio Biotherapeutics from January 2015 to July 2019. From July 2012 to July 2014, he was the Vice President of Corporate Development and Investor Relations for Ulthera, Inc., a medical device company that was acquired by Merz Pharma. From April 2008 to June 2012, Dr. Lin was a Vice President at TPG, a private equity investment firm, where he focused on healthcare. He received his M.D. from Case Western Reserve University with honors and his B.S. degree in Biological Sciences from Stanford University. Our Nominating and Corporate Governance Committee believes that Dr. Lin’s extensive experience with private equity investing and management of biotechnology companies qualify him to serve on our Board of Directors.

Class III Directors Continuing in Office Until the 2026 Annual Meeting

Name	Age
Jason M. Aryeh	56	Mr. Aryeh has served as a member of the Board since March 2021. Mr. Aryeh is the founder and managing general partner of JALAA Equities, LP, a private hedge fund focused on the biotechnology and medical device sectors, and has served in such capacity since 1997. Mr. Aryeh also currently serves on the board of directors for three publicly traded companies in the life sciences industry, having served as a member of the board of directors of Ligand Pharmaceuticals Inc. (“Ligand”), a biopharmaceutical company focused on developing or acquiring technologies that help pharmaceutical companies discover and develop medicines, since September 2006. Orchestra BioMed, Inc. (“Orchestra”), a biomedical innovation company focused on developing transformative therapeutic products, since November 2018, and Lifecore Biomedical, Inc., since August 2024. He serves as Chairman of Ligand’s nominating and governance and as a member of its compensation committee, as chairman of Orchestra’s nominating and governance and on its audit committee, and as a member of Lifecore’s nominating and governance committee. Mr. Aryeh has served as a director of numerous public and private companies. Mr. Aryeh also has transactional expertise in capital markets. Mr. Aryeh earned a B.A. in economics, with honors, from Colgate University, and is a member of the Omicron Delta Epsilon Society in economics. Our Nominating and Corporate Governance Committee believes that Mr. Aryeh’s in-depth knowledge of the biopharmaceutical market and broad range of companies in the industry and experience as the managing general partner of a hedge fund focused on the life sciences sector qualify him to serve on our Board of Directors.

Bimal Shah	48	Mr. Shah has served as a member of the Board since October 2023. Mr. Shah is the Chief Financial Officer of Corium LLC, a Boston-based commercial-stage biopharmaceutical company, where he has been employed since August 2022. Prior to joining Corium, he served as Senior Vice President, Corporate Finance and Strategy, for Sumitovant Biopharma, Inc., a wholly owned subsidiary of Sumitomo Pharmaceuticals Co., Ltd., one of Japan’s largest pharmaceutical companies, from January 2021 to August 2022. Mr. Shah previously held business development, finance, and strategic commercial roles at Spectrum Pharmaceuticals, Inc. (Vice President, Corporate and Business Development from June 2013 to January 2021, and Vice President, Finance and Business Development from June 2010 to June 2013) and Genentech Inc. (part of Roche). He also worked in the financial sector at Goldman Sachs, J.P. Morgan, and Warburg Pincus, where he focused on the broader life sciences and healthcare sectors and was responsible for executing a wide range of deal transactions, including financings, investments, acquisitions, and alliances. Mr. Shah received his Master’s in Business Administration, Master of Arts in International Policy Studies and Bachelor’s in Economics from Stanford University. Our Nominating and Corporate Governance Committee believes that Mr. Shah’s experience in finance and accounting and knowledge of the biopharmaceutical industry qualify him to serve on our Board of Directors.

Board Diversity

The Board Diversity Matrix, below, provides the diversity statistics for our Board of Directors and is reviewed annually by our Board.

Board Diversity Matrix (As of June 30, 2024)
Total Number of Directors	8
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	6		1
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian		3
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1	3
Two or More Races or Ethnicities
LGBTQ+	1
Did Not Disclose Demographic Background	1

information regarding Our board of directors and corporate governance

Independence of The Board of Directors

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that all of our current directors, other than Mr. Cunningham, are independent directors within the meaning of the applicable Nasdaq listing standards. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

Information Regarding Committees of the Board of Directors

The Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Below is a description of each committee of the Board of Directors.

Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of each committee, including those who served on such committee in the last fiscal year, meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; approves the engagement of and determines the compensation for the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; reviews and provides oversight of transactions between the company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal control over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; oversight risk assessment and management, including risks related to cybersecurity; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Audit Committee is composed of three directors: Mr. Shah (Chair), Mr. Aryeh, and Dr. Lin. The Audit Committee met four times during the fiscal year. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at https://ir.anebulo.com/corporate-governance.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

The Board of Directors has also determined that Mr. Shah and Mr. Aryeh each qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Shah’s level of knowledge and experience based on a number of factors, including his formal education and his experience as a chief financial officer and in other finance and accounting leadership roles, and in the financial sector. The Board made a qualitative assessment of Mr. Aryeh’s level of knowledge and experience based on a number of factors, including his formal education and experience as a founder and managing general partner of a hedge fund.

Compensation Committee

The Compensation Committee is composed of three directors: Ms. Kupchyk (Chair), Mr. Calloway, and Mr. Shah. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). The Compensation Committee met three times during the last fiscal year. The Board has adopted a written Compensation Committee charter that is available to stockholders on the Company’s website at https://ir.anebulo.com/corporate-governance.

The Compensation Committee acts on behalf of the Board to review, adopt or recommend to the Board for adoption the Company’s compensation strategy, policies, plans and programs, including:

●	establishment of corporate and individual performance goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers and evaluation of performance in light of these stated objectives;

●	review and approval or recommendation to the Board for approval of the compensation and other terms of employment or service, including severance and change-in-control arrangements, of the Company’s executive officers and the other executive officers and reviewing and making recommendations to the Bord regarding the adequacy of director compensation; and

●	administration of the Company’s incentive-compensation plans, equity-based plans and clawback policy.

Compensation Committee Processes and Procedures

The Compensation Committee typically meets once during the year and also acts by unanimous written consent. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority in its sole discretion to obtain, at the expense of the Company, advice and assistance from compensation consultants and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisors engaged for the purpose of advising the Compensation Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of senior executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee, other than in-house legal counsel and certain other types of advisors with limited roles as specified in the charter, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any advisor be independent.

The Compensation Committee determines compensation, including bonuses for executive officers after considering the achievement of Company performance goals and objectives and personal contribution and performance, in addition to any specific performance criteria set for performance-based bonuses.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board or the Nominating and Corporate Governance Committee), reviewing and evaluating incumbent directors, selecting, or recommending to the Board for selection, candidates for election to the Board of Directors, evaluating the performance of members of the committees of the Board and making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board, reviewing and discussing with management environmental, social and governance (“ESG”) matters pertaining to the Company, including ESG policies and initiatives, and, if determined to be appropriate, developing a set of corporate governance principles for the Company.

The Nominating and Corporate Governance Committee is composed of three directors: Mr. Aryeh (Chair), Mr. English and Ms. Kupchyk. All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee typically meets once a year. The Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders on the Company’s website at https://ir.anebulo.com/corporate-governance.

Code of Ethics

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

INSIDER TRADING POLICY

Our Insider Trading Policy was designed to promote compliance with insider trading laws, rules and regulations. It prohibits our employees, including our executive officers, directors and consultants of the Company and members of their immediate family, persons which whom they share a household, persons who are their economic dependents and other individuals or entities whose transactions in securities such persons influence, direct or control from engaging in short sales, transactions in put or call options, hedging transactions, using margin accounts, pledges, or other inherently speculative transactions involving our equity securities. The Insider Trading Policy is annexed to this Annual Report as an exhibit.

Item 11. Executive Compensation

The names, ages and positions of all executive officers are listed below.

Name	Age	Position(s)
Richard Anthony Cunningham	54	Chief Executive Officer
Daniel George	54	Part time Chief Financial Officer
Kenneth C. Cundy, Ph.D.	65	Chief Scientific Officer

Richard Anthony Cunningham has served as our Chief Executive Officer and a member of the Board since October 2023. He has over 20 years of leadership experience in the healthcare and biopharmaceutical industry. Prior to joining the Company, Mr. Cunningham was the Chief Executive Officer at Tyme Technologies Inc., a clinical-stage biopharmaceutical company, which position he held from November 2020 to October 2022. Prior to that, Mr. Cunningham was the Chief Executive Officer and President of IXC Discovery, Inc. (formerly, Icagen Inc.), a drug discovery company, which positions he held from November 2014 to November 2020. He has also served as a director of IXC Discovery, Inc. since April 2020. Before IXC Discovery, Inc., Mr. Cunningham held various roles at pharmaceutical and healthcare companies, including Boehringer Ingelheim and Valeant Pharmaceuticals (now, Bausch Health Companies Inc.). His experience includes a broad array of responsibilities, including mergers and acquisitions, business development, strategy development, therapeutic launches, contracting, managed care, and sales and marketing. He has led the commercialization and launch of multiple therapies in oncology, rare disease, infectious disease, respiratory, neurology, cardiovascular and metabolic diseases.

Daniel George has served as the Company’s part-time Chief Financial Officer since September 2023. He dedicates approximately 25% of his business time to the Company. He has managed his professional services practice since December 2022, specializing in providing executive financial services to healthcare companies. Mr. George served as the Chief Financial Officer and Treasurer of Lucira Health, Inc. a publicly traded medical diagnostics company (“Lucira”), on a full-time basis from August 2020 to November 2022. Lucira filed for bankruptcy in February 2023 and was acquired by Pfizer, Inc. through a bankruptcy auction in April 2023. From April 2019 until August 2020, Mr. George served as Lucira’s Chief Financial Officer and Treasurer through his consulting practice, which he established in May 2016, specializing in providing executive financial services to healthcare companies covering a broad range of specialties. Mr. George served as Vice President, Finance for Avinger Inc., a publicly traded medical device company specializing in peripheral atherectomy from August 2014 to May 2016. From June 2012 to August 2014, Mr. George served as a consultant and Vice President of Finance for ApniCure, Inc., a medical device company specializing in the treatment of sleep apnea. From March 2009 to June 2012, Mr. George worked for Avantis Medical Systems, Inc., a manufacturer of colonoscopy visualization technology, where he was both a consultant and Chief Financial Officer. Mr. George was also the Sr. Director of Finance at FoxHollow Technologies Inc., a publicly traded medical device company, and worked for PricewaterhouseCoopers LLP, an accounting and management consulting firm, in the assurance and business advisory practice. Mr. George holds B.S. degrees in both Accounting and Finance from California State University, Long Beach.

Kenneth C. Cundy, Ph.D., has served as the Company’s Chief Scientific Officer since May 2022. Prior to that, Dr. Cundy served as the Chief Scientific Officer of CohBar, Inc., a publicly traded clinical stage biotechnology company developing therapeutics targeting chronic and age-related diseases, from November 2014 to March 2022. From December 2012 to November 2014, Dr. Cundy served as the Chief Scientific Officer for XenoPort, Inc., a biopharmaceutical company focused on the development of product candidates for the potential treatment of neurological disorders, and he also served as its Senior Vice President of Preclinical and Clinical Sciences from 2011 to 2012, as its Vice President of Preclinical Development from 2004 to 2011, and as its Vice President of Biopharmaceutics from 2000 to 2004. From 1992 to 2000, Dr. Cundy was Senior Director of Biopharmaceutics at Gilead Sciences, Inc. Prior to Gilead Sciences, from 1988 to 1992, Dr. Cundy was Principal Research Investigator at Sterling Drug, a pharmaceutical division of Eastman Kodak Company. He received a B.S. in Pharmacy from the University of Manchester and was registered as a pharmacist in the United Kingdom. He received a Ph.D. in Pharmaceutical Sciences from the University of Kentucky and postdoctoral training in Biochemistry at the University of California, Berkeley.

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2024 and 2023, compensation awarded to or paid to, or earned by, (i) all individuals who served as the Company’s principal executive officer during the fiscal year ended June 30, 2024, (ii) the two most highly compensated executive officers (other than the principal executive officer) of the Company who were serving as an executive officer of the Company at June 30, 2024 and (iii) former executive officers who would have been among our two most highly compensated executive officers for fiscal 2024 but for the fact that they did not serve as an executive officer at June 30, 2024 (the “named executive officers”).

Summary Compensation Table for Fiscal 2024

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Simon Allen (2) Former President and Chief Executive Officer	2024	131,400		—	—	—	385,408	516,808
	2023	472,565		164,100	—	141,377	—	778,042
Richard Anthony Cunningham(3) Chief Executive Officer	2024	332,885		—	—	1,367,325	—	1,700,210
Kenneth C. Cundy Chief Scientific Officer	2024	380,766		111,990	—	119,395	—	612,151
	2023	361,650		63,500	—	70,475	—	495,625
Daniel George (4) Part time Chief Financial Officer	2024	147,268	(5)	—	—	—	—	147,268

(1)	Dollar amounts reflect the aggregate grant date fair value of awards granted during the indicated year. This amount has been computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of these amounts are described in our audited financial statements in this Annual Report on Form 10-K for the fiscal years ended June 30, 2024 and 2023. These amounts do not reflect the actual economic value that will be realized by the officer upon the vesting or exercise (as applicable) of the award or the sale of the common stock underlying such award.
(2)	Mr. Allen was terminated as our President and Chief Executive Officer as of October 6, 2023. The amount reported in “All Other Compensation” represents severance payments pursuant to his employment agreement.
(3)	Mr. Cunningham was appointed as Chief Executive Officer on October 6, 2023.
(4)	Mr. George was appointed as our part time Chief Financial Officer on September 28, 2023. Pursuant to his offer letter, we compensated Mr. George at a rate of $400 per hour. We compensated Mr. George an aggregate of $147,268 between September 28, 2023 and June 30, 2024.

Narrative to Summary Compensation Table

Annual Base Salary

The compensation of our named executive officers is determined and approved by our Board. The fiscal 2024 annual base salaries for our named executives, were as follows:

NAME	2024 BASE
Simon Allen (1)	$495,130
Richard Anthony Cunningham(3)	$450,000
Kenneth C. Cundy(2)	$388,232
Daniel George(4)	—

(1)	Mr. Allen’s annual base salary at the beginning of fiscal 2024 was $495,130. Mr. Allen was terminated as our President and Chief Executive Officer as of October 6, 2023.
(2)	Dr. Cundy’s annual base salary at the beginning of fiscal 2024 was $373,300. The amount was increased to $388,232 per year effective January 1, 2024.
(3)	Mr. Cunningham was appointed as Chief Executive Officer on October 6, 2023.
(4)	Mr. George was appointed as our part time Chief Financial Officer on September 28, 2023. Pursuant to his offer letter, we compensated Mr. George at a rate of $400 per hour. We compensated Mr. George an aggregate of $147,268 between September 28, 2023 and June 30, 2024.

Discretionary Bonuses

In January 2024, the Compensation Committee approved one-time discretionary bonus for Dr. Cundy. Dr. Cundy received a $111,900 bonus, which was paid in cash. Dr. Cundy and Mr. Allen were paid a bonus of $63,500 and $164,100, respectively, for the prior year.

The Compensation Committee reviewed and considered various factors in determining the amount of the discretionary bonuses. The factors considered included advancement of the Company’s product candidate, the responsibilities of each named executive officer, the level of retention risk, compensation trends within the industry, and the financial performance, capital raising and cash management of the Company. The discretionary bonuses were not based on specific quantitative formulas but rather were related to subjective evaluations by the Compensation Committee after weighing the above factors and the named executive officer’s contributions to the Company. Although the Compensation Committee reviewed key compensation trends in the life science industry, the amount of the discretionary awards was not benchmarked or tied to any other performance metrics or pay of similar executives at peer companies.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our named executive officers’ interests with those of our stockholders and to retain and incentivize our named executive officers over the long-term. Generally, our Board of Directors, or the Compensation Committee, approves equity grants. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our named executive officers generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize our named executive officers with respect to achieving certain corporate goals or to reward our named executive officers for exceptional performance. We have granted all equity awards under our 2020 Stock Incentive Plan. All options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of the grant of such award. During the fiscal year ended June 30, 2024, we made the following equity-based incentive awards to our named executive officers:

In February 2024, we granted Dr. Cundy an option to purchase 72,613 shares of our common stock with a per share exercise price of $2.72, and vesting ratably in 16 quarterly installments over a four-year period from April 1, 2024 through March 31, 2028, subject to his continuous service with us.

In October 2023, we granted Mr. Cunningham an option to purchase 600,000 shares of our common stock with a per share exercise price of $3.03, and vesting ratably in 16 quarterly installments over a four-year period from October 1, 2023 through September 30, 2027, subject to his continuous service with us. We also granted Mr. Cunningham an option to purchase 140,000 shares of our common stock based on the occurrence of certain events (as further described under “—Employment Agreements with our Named Executive Officers” below).

Employment Agreements with our Named Executive Officers

We have entered into employment agreements or offer letters with each of our named executive officers. Each of our named executive officer’s employment is “at will” and may be terminated by us at any time. For a discussion of the severance pay and other benefits available in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, please see “—Potential Payments Upon Termination or Change in Control” below. In addition, each of our named executive officers is eligible to participate in the employee benefit plans generally available to our employees.

Kenneth C. Cundy. In May 2022, we entered into an employment agreement with Dr. Cundy (the “Cundy Employment Agreement”) that provides for, among other things, an initial annual base salary of $350,000, an annual target bonus equal to 30% of his annual base salary (prorated based on the number of days employed), and certain equity-based incentive awards. In connection with the Cundy Employment Agreement, Dr. Cundy was granted an option to purchase 233,446 shares of our common stock with a per share exercise price of $2.91 which is subject time-based vesting conditions (a “Time-Based Option”) and an option to purchase 116,723 shares of our common stock with a per share exercise price of $2.91 which is subject to performance-based vesting conditions (a “Performance-Based Option”). Dr. Cundy’s Time-Based Option vests ratably in 16 quarterly installments from July 1, 2022 through April 1, 2026, subject to Dr. Cundy’s continuous service with us. Dr. Cundy’s Performance-Based Option vests immediately upon FDA approval of ANEB-001 that occurs before June 1, 2026. The Cundy Employment Agreement also provides that Dr. Cundy is subject to certain restrictive covenants, including confidentiality, employee/independent contractor non-solicitation, and non-disparagement restrictions.

Daniel George. In connection with his appointment as the Company’s part-time Chief Financial Officer, on September 26, 2023, the Company entered into an offer letter with Mr. George, which provides for compensation at a rate of $400 per hour.

Richard Anthony Cunningham. In connection with his appointment as the Company’s Chief Executive Officer on October 6, 2023, the Company entered into an employment agreement with Mr. Cunningham (the “Cunningham Employment Agreement”), that provides for, among other things, an initial annual base salary of $450,000, a grant of a Time-Based Option to purchase up to 600,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the grant date (the “Grant Date Closing Price”), which vests in 16 equal quarterly installments commencing on January 1, 2024, provided Mr. Cunningham remains employed with us on the respective vesting dates, and a grant of a Performance-Based Option to purchase up to 140,000 shares of our common stock at an exercise price per share equal to the Grant Date Closing Price, which vests in installments upon achievement of certain business development, clinical and corporate milestones on or before October 5, 2027. The Cunningham Employment Agreement also provides that Mr. Cunningham is subject to certain restrictive covenants, including confidentiality, non-solicitation of our employees, customers, subscribers or suppliers, and non-disparagement restrictions.

Simon Allen. In December 2021, we entered into an employment agreement with Mr. Allen, effective as of February 1, 2022, that provided for, among other things, an initial annual base salary of $450,000, an option to purchase 625,000 shares of our common stock with a per share exercise price of $7.02, which vests ratably in 16 quarterly installments over a four-year period from April 1, 2022 through January 1, 2026, subject to Mr. Allen’s continuous service with us, and a cash bonus of $1.5 million in the event of a Board approved sale of the Company for a sale price equal to or greater than $500 million. Mr. Allen’s employment was terminated in October 2023.

Potential Payments Upon Termination or Change in Control

Regardless of the manner in which service terminates, certain of our named executive officers are entitled to receive amounts earned during their term of service, including unpaid salary and unused vacation, as applicable. Certain of our named executive officers are entitled to severance under their employment agreement as described below. In each case, the payment of severance benefits is subject to the named executive officer executing a general waiver and release of claims agreement within 30 days following such named executive officer’s termination or resignation date. In addition, if a named executive officer violates any of the restrictive covenants in their employment agreement, any remaining unpaid portion of their severance payment shall be forfeited.

Mr. Allen. If Mr. Allen’s employment was terminated by us without “Cause” or by his resignation for “Good Reason,” then Mr. Allen was entitled to severance in an amount equal to nine months of his annual base compensation, plus reimbursement for COBRA premiums for a maximum of twelve months. In connection with Mr. Allen’s termination without “Cause” in October 2023, he was entitled to severance in an amount equal to nine months of his annual base compensation plus reimbursement for COBRA premiums paid by him for a maximum of 12 months.

Mr. Cunningham. If Mr. Cunningham’s employment is terminated by us without “Cause” or by his resignation for “Good Reason,” then Mr. Cunningham shall be entitled to severance in an amount equal to twelve months of his annual base compensation, plus reimbursement of COBRA premiums paid by him for a maximum of twelve months.

Dr. Cundy. If Dr. Cundy’s employment is terminated by us without “Cause” or by his resignation for “Good Reason,” then Dr. Cundy shall be entitled to severance in an amount equal to six months of his annual base compensation and the Company will pay his and his eligible dependents’ COBRA premiums, subject to eligibility and timely election, until the earliest of (i) six months following the termination or resignation date, (ii) the expiration of his eligibility for continuation of coverage under COBRA and (iii) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment. In addition, the number of shares subject to Other Stock-Based Awards (as defined under our 2020 Stock Incentive Plan) that in connection with a termination without “Cause” but absent a Change in Control, would have vested during the six months immediately following such termination or resignation date shall immediately vest and be exercisable in accordance with their terms.

In addition, certain of our named executive officers are eligible for accelerated vesting of Other Stock-Based Awards held by them upon a “Change in Control” as described below. Neither Mr. George nor Ms. Gardiner were eligible for accelerated vesting of Other Stock-Based Awards upon a “Change in Control”.

Mr. Allen. All Other Stock-Based Awards granted to Mr. Allen under our 2020 Stock Incentive Plan and held by him, but which are still outstanding, as of immediately prior to a Change in Control, to the extent unvested, would have immediately become 100% vested on the date set by the Board, provided that Mr. Allen was employed by the Company on the date of the Change in Control. As a result of Mr. Allen’s termination, his equity awards are not eligible for acceleration upon a Change in Control.

Mr. Cunningham. All Other Stock-Based Awards granted to Mr. Cunningham under our 2020 Stock Incentive Plan and held by him, but which are still outstanding, as of immediately prior to a Change in Control, to the extent unvested, shall immediately become 100% vested on a date set by the Board, provided Mr. Cunningham was employed by the Company on the date of the Change in Control.

Dr. Cundy. All Other Stock-Based Awards granted to Dr. Cundy under our 2020 Stock Incentive Plan and held by him, but which are still outstanding, as of immediately prior to a Change in Control, to the extent unvested, shall immediately become 100% vested on a date set by the Board, provided Dr. Cundy was employed by the Company on the date of the Change in Control. Dr. Cundy’s Time-Based Option fully vests upon the closing of a Change in Control, subject to Dr. Cundy’s continuous service on the date of such Board approval.

Under the employment agreements with Mr. Allen, Mr. Cunningham and Dr. Cundy:

●	In the case of Mr. Allen and Dr. Cundy, a termination for “Cause” means a termination due to: (i) the named executive officer’s willful failure to substantially perform the duties set forth in his employment agreement (other than any such failure resulting from the named executive officer’s disability); (ii) the named executive officer’s willful failure to carry out, or comply with, in any material respect any lawful directive of the Board; (iii) the named executive officer’s commission at any time of any act or omission that results in, or may reasonably be expected to result in, a conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any felony or crime involving moral turpitude; (iv) the named executive officer’s unlawful use (including being under the influence) or possession of illegal drugs on the Company’s premises or while performing the named executive officer’s duties and responsibilities under his employment agreement; (v) the named executive officer’s commission at any time of any act of fraud, embezzlement, misappropriation, material misconduct, conversion of assets of the Company or breach of fiduciary duty against the Company (or any predecessor thereto or successor thereof); or (vi) the named executive officer’s material breach of his employment agreement or other agreements with the Company (including, without limitation, any breach of the restrictive covenants of any such agreement); and which, in the case of clauses (i), (ii) and (vi), continues beyond 30 days after the Company has provided the named executive officer written notice of such failure or breach (to the extent that, in the reasonable judgment of the Board, such failure or breach can be cured by the named executive officer), so long as such notice is provided within 90 days after the Company knew or should have known of such condition;

●	in the case of Mr. Cunningham, a termination for “Cause” means a termination upon: (i) a material breach by Mr. Cunningham of this Agreement and other agreements with the Company (including, without limitation, any breach of the restrictive covenants of any such agreement), (ii) Mr. Cunningham’s willful failure to substantially perform the duties set forth in this Agreement (other than any such failure resulting from his Disability); (iii) Mr. Cunningham’s willful failure to carry out, or comply with, in any material respect any lawful directive of the Board; (iv) Mr. Cunningham’s conviction of, guilty plea to, or confession of guilt of, a felony, (v) fraudulent, dishonest, or illegal conduct by Mr. Cunningham in the performance of services for or on behalf of the Company or any of the Company Affiliates, (vi) any repeated conduct by Mr. Cunningham in material violation of the Company’s written policies, (vii) any conduct by Mr. Cunningham that is materially detrimental to the reputation of the Company or any of the Company Affiliates, (viii) Mr. Cunningham’s misappropriation of funds of the Company or any of the Company Affiliates, or (ix) Mr. Cunningham’s engaging in discrimination, sexual harassment, other harassment, retaliation, or any conduct involving an act of moral turpitude. A termination of Mr. Cunningham’s employment for Cause shall not be effective unless (i) the Company provides written notice to Mr. Cunningham of the facts alleged by the Company to constitute Cause and such notice is delivered to him no more than ninety (90) days after the Company has actual knowledge of such facts and (ii) in the case of terminations under clauses (i), (ii), (iii), (vi), (vii), and (ix), Mr. Cunningham has been given an opportunity of no less than ten (10) days after receipt of such notice to cure the circumstances alleged to give rise to Cause;

●	a resignation for “Good Reason” means a resignation after the occurrence of one or more of the following conditions without the named executive officer’s written consent: (i) a material diminution in the named executive officer’s authority, duties, or responsibilities; (ii) a material diminution in the named executive officer’s annual base compensation; (iii) a material change in the geographic location at which the named executive officer must perform the services under his employment agreement that requires the named executive officer to relocate his residence; or (iv) any other action or inaction that constitutes a material breach of the named executive officer’s employment agreement by the Company; and which, in the case of any of the foregoing, continues beyond 30 days after the named executive officer has provided the Company written notice that the named executive officer believes in good faith that such condition giving rise to such claim of Good Reason has occurred, so long as such notice is provided within 90 days after the initial existence of such condition (in the case of Mr. Allen and Mr. Cunningham, within two years after such occurrence, and, in the case of Dr. Cundy, he actually resigns employment from the Company within 30 days following the Company’s failure to remedy the condition and the expiration of the 30-day cure period); and

●	a “Change in Control” means a Reorganization Event (as defined in our 2020 Stock Incentive Plan), which includes the consummation of: (A) the dissolution or liquidation of the Company, (B) the sale of all or substantially all of the assets of the Company on a consolidated basis to an unrelated person or entity, (C) a merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the surviving or resulting entity (or its ultimate parent, if applicable), (D) the acquisition of all or a majority of the outstanding voting stock of the Company in a single transaction or a series of a related transactions by a person or group of persons, or (E) any other acquisition of the business of the Company, as determined by the Board; provided, however, that any public offering or other capital raising event, or a merger effected solely to change the Company’s domicile, shall not constitute a “Reorganization Event.”

Outstanding Equity Awards at Fiscal year end

The following table shows for the fiscal year ended June 30, 2024, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

Outstanding Equity Awards At June 30, 2024

		Option Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Simon Allen(1)	—	—		—	—		—	—
Richard Anthony Cunningham	10/6/2023	75,000	(6)	525,000	—		$3.03	10/5/2033
	10/6/2023	—		—	140,000	(7)	$3.03	10/5/2033
Kenneth C. Cundy	6/1/2022	116,723	(2)	116,723	—		$2.91	6/30/2027
	6/1/2022	—		—	116,723	(3)	$2.91	6/30/2027
	12/9/2022	13,131	(4)	21,886	—		$3.37	12/08/2032
	4/1/2024	—	(5)	72,613	—		$2.72	2/28/2034
Daniel George	—	—		—	—		—	—

(1)	All options previously granted to Mr. Allen ceased to vest in October 2023 in connection with Mr. Allen’s termination. Subsequent to his termination, his unvested options forfeited and his vested options were exercisable for a period of 90 days. The vested options were cancelled in January 2024. Therefore, Mr. Allen did not have any outstanding equity awards as of June 30, 2024.
(2)	This option vests ratably in 16 quarterly installments from July 1, 2022 through April 1, 2026, subject to Dr. Cundy’s continuous service with us. In addition, the option fully vests upon the closing of a Board approved Reorganization Event (as defined in our 2020 Stock Incentive Plan), subject to Dr. Cundy’s continuous service on the date of such Board approval.
(3)	This option vests immediately upon FDA approval, on or prior to June 1, 2026, of ANEB-001.
(4)	This option vests ratably in 16 quarterly installments on the first day of each calendar quarter, starting on January 1, 2023, subject to Dr. Cundy’s continuous service with us.
(5)	This option vests ratably in 16 quarterly installments on the first day of each calendar quarter, starting on April 1, 2024, subject to Dr. Cundy’s continuous service with us.
(6)	This option vests ratably in 16 quarterly installments on the first day of each calendar quarter, starting on January 1, 2024, subject to Mr. Cunningham’s continuous service with us.
(7)	This option vests upon the occurrence of events, on or prior to October 5, 2027, as follows: (i) 15,000 shares upon licensing ANEB-001 in Australia or New Zealand or whereby Australia or New Zealand is part of an ex-U.S. licensing package that includes other territories, provided that Mr. Cunningham is employed by the Company when ANEB-001 is licensed in Australia or New Zealand, (ii) 25,000 shares upon licensing ANEB-001 in Europe or whereby Europe is part of an ex-U.S. licensing package that includes other territories, provided that Mr. Cunningham is employed by the Company when ANEB-001 is licensed in Europe, (iii) 50,000 shares upon Initiation of Phase 1 trial with an IV formulation of ANEB-001 or in the event company is acquired prior to the initiation of Phase 1 trial, provided that Mr. Cunningham is employed by the Company when the first patient is dosed with IV ANEB-001, and (iv) 50,000 shares upon the closing of a Board approved sale of the Company provided that Mr. Cunningham is employed by the Company on the date of the approval of the sale by the Board.

Option Repricings

There were no repricings or cancellations of any of our named executive officers’ outstanding equity awards during the fiscal year ended June 30, 2024. We did not engage in modifications to any of our named executive officers’ outstanding equity awards during the fiscal year ended June 30, 2024.

Perquisites, health, welfare and retirement benefits

Each of our named executive officers is eligible to participate in our employee benefit plans, including our family health, dental and vision policies, in each case on the same basis as all of our other employees. We do not provide perquisites or personal benefits to our executive officers that we do not generally provide to our other employees.

2020 Stock Incentive Plan

On June 18, 2020, the Board and our stockholders adopted the 2020 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enhance our ability to attract, retain and motivate persons who are expected to make important contributions to our Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of our stockholders. The Plan initially reserved a total of 1,650,000 shares of Common Stock for issuance thereunder. On October 22, 2021, our stockholders approved an increase of the total authorized shares to 3,650,000 shares. As of June 30, 2024, there were 2,319,048 shares of Common Stock issuable upon the exercise of option awards and 324,452 shares available for future issuance under the Plan.

Administration. The Plan is to be administered by the Board. Subject to the terms of the Plan, the Board is authorized to grant awards; adopt, amend and repeal such administrative rules, guidelines and practices relating to the Plan as it deems advisable; construe and interpret terms of the Plan and any award agreements entered into under the Plan; correct any defect; supply any omission; reconcile any inconsistency in the Plan or any award in the manner and to the extent it deems expedient. All decisions by the Board shall be final and binding on all persons having a claim or interest in the Plan or in any award. To the extent permitted by applicable law, the Board is authorized to delegate any or all of its powers under the Plan to one or more committees or subcommittees of the Board.

Eligibility. The persons eligible to receive awards under the Plan are our employees, officers, directors, consultants and advisors. Currently, the Company has two officers, seven directors and one employee.

Types of Awards. Our Plan provides for the issuance of Common Stock, stock options, stock incentive options, restricted stock, restricted stock units, and other stock-based awards.

Stock Available for Awards. In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. In the event an award expires, lapses, is forfeited, or is terminated, surrendered, or canceled without having been fully exercised, the unused Common Stock covered by such award shall again be available to be granted under the Plan. Shares of Common Stock delivered or tendered to satisfy any applicable tax withholding obligation shall be added to the number of shares of Common Stock available to be granted under the Plan, except in the case of incentive stock options, which are subject to the limitations in the Internal Revenue Code of 1986 (the “Code”). Shares of Common Stock issued under the Plan may consist in whole or in part of authorized but unissued shares, shares purchased on the open market, or treasury shares. Any participant under the Plan who was a resident of the State of California on the date of the grant of an option shall be subject to the conditions and exclusions of Section 260.140.45 of the California Code of Regulations (the “California Regulations”), based on our shares which are outstanding at the time the calculation is made. As of June 30, 2024 and 2023, the Company had 324,452 and 594,187, respectively, shares available for future issuance under the 2020 Stock Incentive Plan.

In the event of a merger or consolidation of an entity with us or the acquisition by us of property or stock of an entity, the Board may grant awards in substitution for any options or other stock or stock-based awards granted prior to such merger or consolidation. Such substitute awards may be granted on such terms as the Board deems appropriate in the circumstances, notwithstanding any limitations on awards contained in the Plan.

Stock Options. The Board is authorized to grant options to purchase Common Stock and determine the number of shares of Common Stock to be covered by each option, the exercise price of each option, and the conditions and limitations applicable to the exercise of each option, including conditions relating to applicable federal or state securities laws, as the Board considers necessary or advisable. An option that is not intended to be an incentive stock option shall be designated a nonstatutory option.

Incentive stock options, as defined in Section 422 of the Code, are only available to our employees. All such incentive stock options shall be subject to and shall be construed consistently with the requirements of Section 422 of the Code. If an option intended to qualify as an incentive stock option does not so qualify, the Board has discretion to amend the Plan and award with respect to such option so that such option qualifies as an incentive stock option.

The Board is authorized to establish the exercise price of each option and specify the exercise price in an applicable option agreement. The exercise price is not to be less than 100% of the fair market value on the date the option is granted, but in the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting power of all classes of our stock, the per share exercise price is to be no less than 110% of the fair market value on the date the option is granted. The Board may specify the terms and duration under which options are exercisable in an applicable option agreement, but the maximum term is 10 years for the exercise of options and 5 years in the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting power of all classes of our stock.

Restricted Stock; Restricted Stock Units. The Board is authorized to grant restricted stock and restricted stock units and to determine the terms and conditions set forth in the applicable award agreement, including the conditions for vesting, repurchase, forfeiture and issue price. Restricted stock is a grant of shares of Common Stock which are subject to our right to repurchase at their issue price or other stated formula, and which may be forfeited if issued at no cost, under conditions specified by the Board. Alternatively, the Board may grant restricted stock units, which entitle the recipient to receive Common Stock or cash at the time such award vests. Participants holding restricted stock or restricted stock units are entitled to ordinary cash dividends. Prior to settlement, an award of restricted stock units carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted.

Other Stock-Based Awards. The Board is authorized to grant awards that are valued by reference to, or otherwise based on, shares of Common Stock or other property, including stock appreciation rights and awards entitling recipients to receive shares of Common Stock to be delivered in the future. The Board has the sole discretion to determine the terms and conditions of such awards, including purchase price, transfer restrictions, and vesting conditions.

Adjustments for Changes in Common Stock and Certain Other Events. In the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off or other similar change in capitalization or event, or any dividend or distribution to holders of Common Stock other than an ordinary cash dividend, we will equitably adjust in the manner determined by the Board (i) the number and class of securities available under the Plan, (ii) the number and class of securities and exercise price per share of each outstanding option, (iii) the number of shares subject to and the repurchase price per share subject to each outstanding restricted stock award, and (iv) the terms of each other outstanding award.

General Provisions Applicable to Awards. Awards are subject to restrictions not to be sold, assigned, transferred, pledged or otherwise encumbered, unless the Board determines otherwise. The Board is authorized to determine the form in which each award shall be evidenced (written, electronic or otherwise), the terms of each award, and the effect of an award in the event a recipient’s disability, death, retirement, termination, cessation of employment, authorized leave of absence, other change in employment or other change in status. The Board may provide that any award shall become immediately exercisable in full or in part, free from some or all restrictions, or otherwise realizable at any time.

No Rights as Stockholder. Subject to the provisions of the applicable award, recipients of an award under the Plan (including their designated beneficiaries) have no rights as stockholders with respect to such award until becoming the record holder of shares of Common Stock to be distributed with respect to such award.

Effective Date and Term of the Plan. The Plan is effective on the date adopted by the Board and expires in 10 years.

Amendment of the Plan. The Board may amend, suspend or terminate the Plan (or any portion thereof) at any time, subject to the approval of stockholders or provisions of the Code, as applicable.

Compliance with Code Section 409A. Unless otherwise provided for in an award, awards granted under the Plan are intended to be exempt from Section 409A of the Code, and, to the extent not so exempt, in compliance with Section 409A of the Code.

Restrictions on Shares; Claw-back Provisions. Shares of Common Stock acquired in respect of awards pursuant to the Plan are subject to such terms and conditions determined by the Board, including restrictions on the transferability of shares, our right to repurchase shares, our right to require the transfer of shares in the event of certain transactions, tag-along rights, bring-along rights, redemption and co-sale rights and voting requirements. The issuance of shares of Common Stock are subject to recipients’ consent to such terms and conditions and the recipient entering into an award agreement. All awards are subject to the provisions of any claw-back policy implemented by us, including any claw-back policy adopted to comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules or regulations promulgated thereunder, to the extent set forth in such claw-back policy and/or in the applicable award agreement.

Clawback Policy

The Board has adopted a clawback policy which allows us to recover performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we may recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is annexed to this Annual Report as an exhibit.

Director Compensation

The following table shows for the fiscal year ended June 30, 2024 certain information with respect to the compensation of all non-employee directors of the Company:

Director Compensation for Fiscal 2024

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)(4)	Total ($)

Joseph F. Lawler	$11,000	$72,106	$83,106
Aron R. English	$1,000	$65,873	$66,873
Jason M. Aryeh	$16,000	$67,236	$83,236
Areta Kupchyk	$11,000	$65,873	$76,873
Kenneth Lin	$1,000	$67,236	$68,236
Karah Parschauer(3)	$500	$-	$500
Nathaniel Calloway	$1,000	$66,263	$67,263
Bimal Shah	$8,101	$116,430	$124,531

(1)	Mr. Cunningham did not earn compensation during fiscal 2024 for his service on the Board. Mr. Cunningham’s compensation is fully reflected in the “— Summary Compensation Table” above.
(2)	In accordance with SEC rules, this amount reflects the aggregate grant date fair value of stock option awards granted during the fiscal year ended June 30, 2024. These amounts have been computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of these amounts are described in our audited financial statements in this Annual Report on Form 10-K for the year ended June 30, 2024. This amount does not reflect the actual economic value that will be realized upon the exercise of the stock options or the sale of the common stock underlying such stock options.
(3)	Ms. Parschauer served as a member of the Board until her term expired at the 2023 Annual Meeting of Stockholders on November 20, 2023.
(4)	The table below shows the aggregate number of option awards outstanding at fiscal year-end of our non-employee directors:

Name	Number of Shares Subject to Outstanding Options as of June 30, 2024
Joseph F. Lawler	161,000
Aron R. English	155,706
Jason M. Aryeh	156,864
Areta Kupchyk	155,706
Kenneth Lin	156,864
Karah Parschauer	—
Nathaniel Calloway	102,471
Bimal Shah	71,073

Non-Employee Director Compensation Policy

Our Board of Directors adopted a non-employee director compensation policy which provides that each non-employee director will receive certain compensation for service on our Board. Cash retainers are paid in equal quarterly installments, payable in advance on the first day of each fiscal quarter in which the service will occur. However, if a director joins the Board or a committee of the Board other than on the first day of the fiscal quarter, each annual retainer will be prorated based on days served in the applicable fiscal year, with the prorated amount paid for the first fiscal quarter in which the non-employee director provides the service and regular full quarterly payments thereafter. Prior to being amended as set forth below, our non-employee director compensation policy provided for the following compensation:

●	an annual cash retainer of $1,000;

●	an additional annual cash retainer of $10,000 for service as Chairperson of our Board of Directors;

●	an additional annual cash retainer of $10,000 for service as the Chair of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee; and

●

an initial grant of options to acquire shares of our common stock with a grant date fair market value of $79,000, valued at the exercise price of the option, vesting on a straight-line monthly basis over four years of continuous service, as described in the applicable stock option agreement, and granted under our 2020 Stock Incentive Plan.

●

an additional, annual grant of options to acquire shares of our common stock with a grant date fair market value of $58,000, valued at the exercise price of the option, vesting on a straight-line monthly basis over four years of continuous service, as described in the applicable stock option agreement, and granted under our 2020 Stock Incentive Plan.

The Compensation Committee retained Pearl Meyer, as its compensation consultant in during fiscal 2024. Our non-employee director compensation policy was amended on June 13, 2024, based upon the recommendations of Pearl Meyer, which provides for the following compensation:

●	an annual cash retainer of $1,000;

●	an additional annual cash retainer of $10,000 for service as Chairperson of our Board of Directors;

●	an additional annual cash retainer of $10,000 for service as the Chair of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee; and

●	an initial grant of options to acquire shares of an option to purchase 50,000 shares of our common stock, vesting pro rata on a monthly basis over three years of continuous service, as described in the applicable stock option agreement, and granted under our 2020 Stock Incentive Plan.

●	an additional, annual grant, on the date of our annual meeting of stockholders, of an option to purchase 25,000 shares of our common stock, vesting on the earlier of the one year anniversary of the date of grant or our next annual meeting of stockholders, as described in the applicable stock option agreement, and granted under our 2020 Stock Incentive Plan.

Pearl Meyer also recommended an increase in the annual cash compensation of an aggregate of $58,000 to non-employee directors ($29,000 pro-rated through November 2024). In lieu of increasing the cash compensation of the non-employee directors pro-rated through November 2024, the Compensation Committee and the Board approved the issuance to the non-employee directors in June 2024, options to purchase an aggregate of 19,194 shares of common stock. In addition, in lieu of the proposed annual cash compensation of $58,000, the Compensation Committee and the Board approved an annual grant and issuance to the non-employee directors on the date of the 2024 annual meeting of stockholders, of options to purchase an aggregate of 38,385 shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table provides certain information with respect to our 2020 Stock Incentive Plan as of June 30, 2024, which was our only equity compensation plan in effect.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,319,048	$3.00	324,452
Equity compensation plans not approved by security holders	—	—	—
Total	2,319,048	$3.00	324,452

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of September 20, 2024 by: (i) each director and nominee for director of the Company; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

The table is based upon information supplied by officers, directors and principal stockholders, and found in Schedules 13D and 13G filed with the SEC and other sources believed to be reliable by the Company. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 25,933,217 shares of common stock outstanding on September 20, 2024, adjusted as required by rules promulgated by the SEC. The number of shares of common stock used to calculate the percentage ownership of each listed beneficial owner includes the shares of common stock underlying options, warrants or convertible securities held by such beneficial owner that are exercisable or convertible within 60 days following September 20, 2024. Unless otherwise indicated, the address for each person or entity listed in the table is c/o Anebulo Pharmaceuticals, Inc., 1017 Ranch Road 620 South, Suite 107, Lakeway, Texas 78734.

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percent of Total
5% or Greater Stockholders
Joseph F. Lawler(1)	12,097,428	46.5%
Aron R. English(2)	11,821,823	42.6%
22NW Fund, LP(3)	7,069,867	25.6%
Pharma Investors, LLC(4)	4,654,528	17.9%

Named Executive Officers and Directors
Simon Allen(5)	—	—
Richard Anthony Cunningham(10)	150,000	*
Kenneth C. Cundy(6)	177,023	*
Joseph F. Lawler(1)	12,097,428	46.5%
Aron R. English(2)	11,821,823	42.6%
Jason M. Aryeh(7)	95,714	*
Nathaniel Calloway(11)	29,574	*
Areta Kupchyk(8)	95,714	*
Kenneth Lin(9)	97,428	*
Daniel George	—	—
Bimal Shah(12)	7,067	*
All current executive officers and directors as a group (10 persons)(13)	24,571,771	86.67%

*	Less than one percent.

(1)	Consists of (i) 3,300,344 shares of common stock owned by Mr. Lawler, (ii) 4,349,828 shares of common stock held by CAL GRAT 2022-1, a grantor retained annuity trust for which Mr. Lawler serves as the trustee and Mr. Lawler and his wife are the sole beneficiaries, (iii) 4,349,828 shares of common stock held by JFL GRAT 2-22-1, a grantor retained annuity trust for which Mr. Lawler serves as the trustee and Mr. Lawler and his wife are the sole beneficiaries, and (iv) 97,428 shares of common stock issuable to Mr. Lawler pursuant to options exercisable within 60 days of September 20, 2024.

(2)	Consists of (i) the shares described in notes (3) and (4) below and (ii) 97,428 shares of common stock issuable pursuant to options exercisable within 60 days of September 20, 2024.
(3)	Consists of (i) 5,366,290 shares of common stock and (ii) 1,703,577 shares of common stock issuable pursuant to warrants exercisable within 60 days of September 20, 2024. Mr. English, as the Manager of 22NW Fund GP, LLC, which is the General Partner of 22NW Fund, LP, may be deemed to beneficially own the securities owned directly by 22NW Fund, LP. The address for 22NW Fund, LP is 1455 NW Leary Way, Suite 400, Seattle, Washington 98107.

(4)	Consists of 4,654,528 shares of common stock. Mr. English, as the owner of Pharma Investors, LLC, may be deemed to beneficially own the securities owned directly by Pharma Investors, LLC. The address for Pharma Investors, LLC is 1455 NW Leary Way, Suite 400, Seattle, Washington 98107.

(5)	Mr. Allen’s employment was terminated on October 6, 2023.

(6)	Consists of 177,023 shares of common stock issuable pursuant to options exercisable within 60 days of September 20, 2024.

(7)	Consists of 95,714 shares of common stock issuable pursuant to options exercisable within 60 days of September 20, 2024.

(8)	Consists of 95,714 shares of common stock issuable pursuant to options exercisable within 60 days of September 20, 2024.

(9)	Consists of 97,428 shares of common stock issuable pursuant to options exercisable within 60 days of September 20, 2024.

(10)	Consists of 150,000 shares of common stock issuable pursuant to options exercisable within 60 days of September 20, 2024.

(11)	Consists of 29,574 shares of common stock issuable pursuant to options exercisable within 60 days of September 20, 2024.

(12)	Consists of 7,067 shares of common stock issuable pursuant to options exercisable within 60 days of September 20, 2024.

(13)	Includes shares described in the notes (1) and (2) and (6) through (12) above and excludes shares described in note (5), as Mr. Allen is no longer a current officer of the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports filed on the SEC’s EDGAR system and written representations that no other reports were required, during the fiscal year ended June 30, 2024, as well as during prior periods which were unreported, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with other than a Form 3 filed by Sandra Gardiner on April 4, 2023, a Form 4 filed by Richard Anthony Cunningham on October 11, 2023 and a Form 4 filed jointly by Aron R. English and 22NW, LP on December 20, 2023 (as to the shares reported as being acquired by 22NW, LP only).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions Policy and Procedures

In September 2021, our Nominating and Corporate Governance Committee adopted a written Related Person Transactions Policy, which was amended in October 2022, that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related party transactions.” For purposes of the Company’s policy only, a “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related party” are participants involving an amount that exceeds $120,000 or, if less, 1% of the average of our total assets at year-end for the prior two completed fiscal years. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related party are not covered by this policy. A related party is any executive officer, director, nominee for director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its shareholders, as the Audit Committee determines in the good faith exercise of its discretion.

Related Party Transactions

The following includes a summary of transactions since July 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded $120,000 or, if less, 1% of the average of our total assets as of June 30, 2024 and 2023, and in which any of our directors, nominees for director, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation” above.

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

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of our Board of Directors.

September 2022 Private Placement

In September 2022, we completed a private placement of 2,264,650 units (collectively, the “Units”), with each Unit consisting of (i) one share of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock (the “Common Warrants”), for an aggregate purchase price of approximately $6.6 million (or $2.935 per Unit). Each Common Warrant has an exercise price of $4.215 per share, which is subject to customary adjustments in the event of any combination or split of the Common Stock, and has a five-year term. The Common Warrants contain beneficial ownership limitations which prevent the holder from exercising the Common Warrants if immediately following such exercise the holder would beneficially own shares of Common Stock in excess of the stated beneficial ownership limitation. 22NW Fund, LP, a fund affiliated with Mr. English, a director of the Company and the second largest beneficial owner of Common Stock, participated in the private placement and purchased 1,703,577 Units at the per Unit purchase price, for an aggregate purchase price of approximately $5.0 million. Pursuant to the securities purchase agreement for this private placement, we agreed to prepare and filed a registration statement on Form S-1 with the SEC on November 2, 2022, which was subsequently declared effective on November 10, 2022, to register the resale of the shares of Common Stock included in the Units and the shares of Common Stock issuable upon exercise of the Common Warrants.

Indemnification

We provide indemnification for our directors and executive officers so that they will be free from undue concern about personal liability in connection with their service to us. Under our certificate of incorporation and Bylaws, we are required to indemnify our directors and officers to the fullest extent permitted under the DGCL. We have also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred in connection with any proceeding or any claim, issue or matter therein, which he or she was, is or will be involved as a party or otherwise by reason of his or her position as a director, officer, employee, agent or other fiduciary of the Company, and otherwise to the fullest extent permitted by applicable law.

Item 14. Principal ACCOUNTANT Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2024 and 2023 by EisnerAmper LLP, the Company’s principal accountant.

	Fiscal Year Ended
	2024	2023
Audit Fees(1)	$135,450	$137,025
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees (specifically describe all other fees incurred)	-	-
Total Fees	$135,450	$137,025

(1)	Audit fees of EisnerAmper LLP for the fiscal years ended June 30, 2024 and 2023 were for professional services rendered for the audits of our financial statements, including accounting consultation, reviews of quarterly financial statements and professional services rendered in connection with our registration statements.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures.

The Audit Committee’s policy is to pre-approve all audit, audit-related and non-audit services provided by the Company’s independent registered public accounting firm, EisnerAmper LLP, including fees and cost ranges. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Company’s independent registered public accounting firm is required to periodically report to the Audit Committee regarding the extent of services provided by the Company’s independent registered public accounting firm in accordance with such pre-approval. The Audit Committee may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15. Exhibits AND Financial Statement Schedules

1.	Financial Statements. For a list of the financial statements included herein, see “Index to the Financial Statements” on page F-1 of this Annual Report, incorporated into this Item by reference.
2.	Financial Statement Schedules. Financial statement schedules have been omitted because they are not required, not applicable or the required information is included in the financial statements or the notes thereto as required to be filed by Item 8 of this Annual Report.
3.	Exhibits. An index of the Exhibits is set forth below under the heading “Exhibits Required by Item 601 of Regulation S-K.”

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2023).
3.4	Amended and Restated Bylaws of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate for Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.3	Investors’ Rights Agreement, dated June 18, 2020, between Anebulo Pharmaceuticals, Inc. and 22NW, LP (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.4	Description of Securities (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022 and incorporated herein by reference).
4.5	Form of Common Stock Purchase Warrant, issued September 28, 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2022).
10.1#	License Agreement, dated May 26, 2020, between Vernalis (R&D) Limited and Anebulo Pharmaceuticals, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
10.2†	Anebulo Pharmaceuticals, Inc. 2020 Stock Incentive Plan, as amended, and Form of Award Agreement thereunder (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022 and incorporated herein by reference).
10.3†	Form of Indemnification Agreement between Anebulo Pharmaceuticals, Inc. and each of its directors (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
10.4†	Employment Agreement, dated February 1, 2022, between Simon Allen and Anebulo Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2022 and incorporated herein by reference)
10.5†	Employment Agreement, effective as of May 20, 2022, between Anebulo Pharmaceuticals, Inc. and Kenneth Cundy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2022 and incorporated herein by reference).
10.6	Master Services Agreement, dated March 2, 2023, between the Company and Potrero Hill Advisors, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2023 and incorporated herein by reference).
10.7†	Non-Employee Director Compensation Policy (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022).
10.8	Securities Purchase Agreement, dated September 25, 2022, by and between Anebulo Pharmaceuticals, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2022).
10.9†	Executive Employment Agreement, dated October 5, 2023, between the Company and Richard Anthony Cunningham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2023).
10.10	Offer Letter, effective September 26, 2023, between the Company and Daniel George (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, filed with the SEC on September 28, 2023).
10.11	Loan and Security Agreement dated November 13, 2023, among the Company, 22NW LP as administrative agent, collateral agent and as a lender, and JFL Capital Management LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).
19.1	Insider Trading Policy

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page of this Form 10-K)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ANEBULO PHARMACEUTICALS, INC.

Date: September 25, 2024	By:	/s/ Richard Anthony Cunningham
Richard Anthony Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: September 25, 2024	By:	/s/ Daniel George
Daniel George
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Richard Anthony Cunningham and Daniel George, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard Anthony Cunningham	Chief Executive Officer and Director	September 25, 2024
Richard Anthony Cunningham	(Principal Executive Officer)

/s/ Joseph F. Lawler	Director and Chairman of the Board of Directors	September 25, 2024
Joseph F. Lawler

/s/ Daniel George	Chief Financial Officer	September 25, 2024
Daniel George	(Principal Financial and Accounting Officer)

/s/ Aron R. English	Director	September 25, 2024
Aron R. English

/s/ Jason Aryeh	Director	September 25, 2024
Jason Aryeh

/s/ Kenneth Lin	Director	September 25, 2024
Kenneth Lin

/s/ Areta Kupchyk	Director	September 25, 2024
Areta Kupchyk

/s/ Bimal Shah	Director	September 25, 2024
Bimal Shah

/s/ Nathaniel Calloway	Director	September 25, 2024
Nathaniel Calloway

97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Anebulo Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anebulo Pharmaceuticals, Inc. (the “Company”) as of June 30, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

September 25, 2024

Anebulo Pharmaceuticals, Inc.

Balance Sheets

	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,094,200	$11,247,403
Prepaid expenses	413,790	422,748
Total current assets	3,507,990	11,670,151
Other assets:
Loan commitment fees	565,124	-
Total assets	$4,073,114	$11,670,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$156,426	$534,545
Accrued expenses	104,157	534,256
Total liabilities	260,583	1,068,801

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 and no shares authorized, and no shares issued or outstanding at June 30, 2024 and 2023	-	-
Common stock, $0.001 par value; 50,000,000 and 40,000,000 shares authorized at June 30, 2024 and 2023, respectively; 25,933,217 and 25,633,217 shares issued and outstanding at June 30, 2024 and 2023, respectively	25,934	25,634
Additional paid-in capital	69,190,341	67,777,757
Accumulated deficit	(65,403,744)	(57,202,041)
Total stockholders’ equity	3,812,531	10,601,350
Total liabilities and stockholders’ equity	$4,073,114	$11,670,151

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Operations

	For the Years Ended June 30,
	2024	2023
Research and development	$3,548,937	$5,600,197
General and administrative	4,759,818	6,183,402
Total operating expenses	8,308,755	11,783,599
Loss from operations	(8,308,755)	(11,783,599)
Other (income) expenses:
Interest expense	151,230	-
Interest income	(249,022)	(92,407)
Other	(9,260)	41,146
Total other income, net	(107,052)	(51,261)
Net loss	$(8,201,703)	$(11,732,338)
Weighted average common shares outstanding, basic and diluted	25,822,258	25,074,481
Net loss per share, basic and diluted	$(0.32)	$(0.47)

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

For the Years Ended June 30, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	23,344,567	$23,345	$60,513,258	$(45,469,703)	$15,066,900

Issuance of common stock, net of offering costs of $317,083	2,264,650	2,265	6,327,400	-	6,329,665
Common stock issued upon exercise of options	24,000	24	52,376	-	52,400
Stock-based compensation expense	-	-	884,723	-	884,723
Net loss	-	-	-	(11,732,338)	(11,732,338)
Balance at June 30, 2023	25,633,217	$25,634	$67,777,757	$(57,202,041)	$10,601,350

Issuance of common stock	300,000	300	653,700	-	654,000
Stock-based compensation expense	-	-	758,884	-	758,884
Net loss	-	-	-	(8,201,703)	(8,201,703)
Balance at June 30, 2024	25,933,217	$25,934	$69,190,341	$(65,403,744)	$3,812,531

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Cash Flows

	For the Years Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,201,703)	$(11,732,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	758,884	884,723
Amortization of loan commitment fee	151,230	-
Changes in operating assets and liabilities:
Prepaid expenses	8,958	608,212
Accounts payable	(378,119)	153,717
Accrued expenses	(430,099)	402,553
Net cash used in operating activities	(8,090,849)	(9,683,133)

Cash flows from financing activities:
Proceeds from issuance of common stock to the public, net of underwriter discount	-	6,646,748
Payment of offering costs	(62,354)	(317,083)
Proceeds from issuance of common stock upon exercise of options	-	52,400
Net cash (used in) provided by financing activities	(62,354)	6,382,065

Net decrease in cash	(8,153,203)	(3,301,068)
Cash and cash equivalents, beginning of period	11,247,403	14,548,471
Cash and cash equivalents, end of the period	$3,094,200	$11,247,403

Noncash investing and financing activities:

Financing commitment fee funded through issuance of common stock	654,000	-

The accompanying notes are an integral part of these financial statements.

Note 1. Nature of business and basis of presentation

Organization

Anebulo Pharmaceuticals, Inc. (“the Company”) was founded on April 23, 2020, as a Delaware corporation. The Company is a clinical stage biotechnology company focused on developing treatments for cannabis toxicity, such as unintentional cannabis poisoning, acute cannabinoid intoxication (“ACI”), and the broader landscape of acute cannabis-induced conditions. The Company’s principal operations are located in Lakeway, Texas.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of $8.2 million for the fiscal year ended June 30, 2024. As of June 30, 2024, the Company had an accumulated deficit of $65.4 million. The Company expects to continue to generate operating losses. The Company expects that its cash and cash equivalents, plus available funding under the Loan and Security Agreement (“LSA”), will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements.

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

The Company’s product candidates require approvals from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company. Even if the Company’s product development and regulatory efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Fair Value of Financial Instruments

Fair value is applied for all financial assets and liabilities. The carrying amount of the Company’s financial instruments, including accounts payable and accrued expenses, approximate fair value due to the short-term duration of those instruments. The Company’s cash equivalents, which consists of a money market fund, are classified as Level 1 in the fair value hierarchy per ASC 820. Level 1 represents quoted prices in active markets that are accessible at the market date for identical unrestricted assets or liabilities. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company holds cash at major financial institutions that from time to time will exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits.

Financing Issuance Costs

The Company capitalizes incremental legal, professional, accounting and other third-party fees that are directly associated with its stock offerings as other non-current assets until the offerings are consummated. Upon consummation, these costs are recorded in stockholders’ equity as a reduction of additional paid-in-capital generated as a result of the offerings. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations. After consummation of an equity offering, which closed on September 28, 2022, total offering costs of approximately $0.3 million were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. As of June 30, 2024 and 2023, there were no deferred offering costs.

Research and Development Costs

Research and development costs are charged to expense as incurred. Payments for these activities will be based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development. Research and development activities may consist of employee related expenses such as salaries, stock-based compensation expense, benefits, and travel expense, direct third-party costs such as expenses incurred under agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), costs associated with research and development activities of consultants, and other third-party expenses directly attributable to the development of our product candidates.

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

The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which determine the fair value of stock-based awards. These assumptions include:

Expected term – Expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Common stock price –In determining the exercise prices for options granted, the Company considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon the quoted market price of its common stock on the measurement date.

Expected volatility – The Company does not have any trading history prior to the IPO, or sufficient trading history subsequent for its common stock and the expected volatility was estimated using weighted-average measures of implied volatility and the historical volatility of its peer group of companies for a period equal to the expected life of the stock options. The peer group of publicly traded biopharmaceutical companies was chosen based on their similar size, stage in the life cycle or area of specialty.

Risk-free interest rate – The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the stock options.

Expected dividend – The Company has never paid, and does not anticipate paying, cash dividends on its common stock. Therefore, the expected dividend yield was assumed to be zero.

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

In August 2020, the Company entered into a month-to-month sub-lease for office space in Lakeway, Texas, from a related party. In July 2023, the lease was amended to reduce the monthly rent to $400. The Company recorded rent expense of approximately $4,800 and $15,100 for the fiscal years ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, the Company had no ROU assets or lease liabilities recorded on the balance sheet.

Loss Per Share

Basic and diluted net loss per share are calculated using the weighted average number of shares of common stock outstanding for the year.

Basic and diluted net loss per share are the same because the impact of assuming the exercise of common stock options and warrants outstanding would be anti-dilutive and excludes such common stock options from the computation of diluted weighted-average shares outstanding.

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

Segment and geographic information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as and manages its business in one operating segment operating exclusively in the United States. The Company has one lead product candidate, selonabant, under development, which was licensed from Vernalis Development Ltd in May 2020 (“License Agreement”), as described in Note 5.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. ASUs not discussed below were assessed and determined to be either not applicable or expected to have minimal impact on the financial statements.

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual financial statements. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2026 on a prospective basis. Early adoption and retrospective reporting are permitted. While the Company is still evaluating the impact of ASU 2023-09 on its financial statements, the impact is not expected to be material as the resulting changes from this standard are expected to be disclosure-only.

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30,
	2024	2023
Prepaid insurance	$95,871	$391,750
Prepaid research and development	274,879	-
Prepaid other	43,040	30,998
Total prepaid expenses	$413,790	$422,748

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,
	2024	2023
Accrued research and development	$47,554	$344,135
Accrued payroll related expenses	29,512	190,121
Accrued professional fees	27,091	-
Total accrued expenses	$104,157	$534,256

Note 5. License Agreement

In May 2020, the Company licensed certain intellectual property, know-how and clinical trial data from Vernalis Development Limited (“Vernalis”) pursuant to the License Agreement. The initial consideration in exchange for the license was $150,000 and was recorded as research and development expense in the statement of operations for the period from April 23, 2020 (inception) to June 30, 2020. The license term shall continue unless and until terminated for cause or insolvency, upon sixty day written notice from the Company, or until such time as all royalties and other sums cease to be payable in accordance with the terms of the License Agreement. The Company is required to pay development milestone payments related to clinical trials and granting of marketing authorization ranging from $0.4 million to $3.0 million, up to a total development milestone payment of $29.9 million, and sales milestone payments of $10.0 million and $25.0 million, in the first year when cumulative annual net sales of licensed product exceeds $500.0 million and $1.0 billion, respectively. The Company is also required to pay single-digit royalties annual on net product sales over the term of the License Agreement.

As part of the IPO in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of $1.4 million, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of June 30, 2024, and therefore no liability has been recorded.

Note 6. Stockholders’ Equity

On September 28, 2022, the Company completed a private placement financing of 2,264,650 units (collectively, the “Units”), with each Unit consisting of (i) one share of its common stock and (ii) a warrant to purchase one share of its common stock, for aggregate gross proceeds of approximately $6.6 million (or $2.935 per Unit). The Company received approximately $6.3 million in net proceeds after deducting offering costs of approximately $0.3 million. Each warrant has an exercise price of $4.215 per share, which is subject to customary adjustments in the event of any combination or split of the Company’s common stock. The warrants expire on September 28, 2027.

The Company’s amended and restated certificate of incorporation (the “Restated Certificate”) with the Secretary of the State of Delaware authorizes the Company to issue up to 40,000,000 shares of common stock, par value $0.001 per share, and 2,000,000 shares of preferred stock, par value $0.001 per share. On November 20, 2023, the Company’s stockholders approved an amendment to the Restated Certificate to increase the authorized number of shares of common stock from 40,000,000 to 50,000,000.

On November 13, 2023, the Company issued 300,000 shares of common stock in conjunction with a Loan and Security Agreement – see Note 10.

Note 7. Income Taxes

The reconciliation of the U.S. federal statutory rate (21%) to the Company’s effective tax rate for the fiscal years ended June 30, 2024 and 2023 is as follows:

	2024	2023
U.S. statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	-21.0%	-21.0%
Effective tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax assets consist of the following at June 30, 2024 and 2023:

	June 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$3,738,702	$2,866,860
Other assets and liabilities	226,530	272,162
Stock- based compensation	457,501	298,135
Capitalized research and development expenditures	1,985,585	1,248,760
Gross deferred tax assets	6,408,318	4,685,917
Valuation allowance	$(6,408,318)	$(4,685,917)
Total deferred tax assets, net of valuation allowance	-	-

The Company did not record a benefit for income taxes. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the deferred tax assets until there is sufficient evidence to support the reversal of some portion of the allowance. The valuation allowance increased by approximately $1.7 million for the fiscal year ended June 30, 2024. The increase in the 2024 valuation allowance is primarily attributable to the current year loss and capitalized research and development expenditures under Section 174.

As of June 30, 2024, the Company had federal net operating losses (“NOLs”) of approximately $17.8 million, which are available to offset future taxable income. These net operating loss carryforwards will carryforward indefinitely but are subject to annual taxable income limitations in the year of utilization.

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

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying statements of operations. At June 30, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal tax authorities for all tax years in which a loss carryforward was generated or used, and the statute of limitations for assessment will remain open for three years after the NOL is used.

Note 8. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant. As of June 30, 2024 and 2023, the Company had 324,452 and 594,187, respectively, shares available for future issuance under the 2020 Stock Incentive Plan.

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

The following table provides the assumptions used in determining the fair value of option awards for the fiscal years ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Expected volatility	60.0% - 90.0%	50.0% - 60.0%
Risk-free interest rate	4.24% - 4.77%	2.87% - 4.32%
Expected dividend yield	–	–
Expected term (in years)	5.25 – 6.25	4.5 – 6.25

The following table summarizes stock option activity for the fiscal year ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2023	2,049,313	$4.54	3.7
Granted	1,159,573	$2.76
Exercised	-	$-
Forfeited	(889,838)	$6.24
Outstanding at June 30, 2024	2,319,048	$3.00	6.0	$0.5 million
Options exercisable at June 30, 2024	813,423	$3.14	3.0	$0.3 million

The weighted-average grant date fair value of options awarded during the fiscal years ended June 30, 2024 and 2023 was approximately $1.75 and $1.86, respectively, per share. As of June 30, 2024, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $2.4 million, which is expected to be recognized over a weighted average period of 2.5 years.

The Company recorded stock-based compensation expense of approximately $0.8 million and $0.9 million for the fiscal years ended June 30, 2024 and 2023, respectively, all of which is included in general and administrative expenses.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	June 30,
	2024	2023
Stock options outstanding	2,319,048	2,049,313
Warrants outstanding	2,264,650	2,264,650
Total	4,583,698	4,313,963

Note 10. Loan and Security Agreement

Loan and Security Agreement

On November 13, 2023, the Company entered into an LSA with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL” and collectively with 22NW, the “Lenders”) which will allow the Company to draw up to $10 million (the “Facility Amount”) as needed to fund future operations until the third anniversary of the LSA (the “Maturity Date”). Pursuant to the LSA, if the Company elects to draw on the Facility Amount (an “Advance”), JFL has the right, but not the obligation to fund 50% of the Advance at the request of the Company. If JFL elects not to fund 50% of the Advance, then 22NW will fund 100% of the Advance. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. Upon the draw of at least $3 million in the aggregate, the LSA will be collateralized by substantially all of the Company’s assets. All principal drawn and interest accrued under the LSA will be due and payable on the Maturity Date.

The Company issued 300,000 shares of common stock to 22NW upon the signing of the LSA. The Company will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. There was no balance outstanding under the LSA as of June 30, 2024.

Joseph F. Lawler, M.D., Ph.D., the Company’s founder and a member of its Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of the Company’s Board of Directors.

Note 11. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2024:

	Level 1	Level 2	Level 3	Total

Money market fund	$2,671,889	$–	$–	$2,671,889
Total	$2,671,889	$–	$–	$2,671,889

There were no financial instruments that were measured at fair value on a recurring basis as of June 30, 2023. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market. During the periods presented, the Company had not changed the manner in which it values assets and liabilities that are measured at fair value. There were no transfers within the hierarchy during either of the years ended June 30, 2024 and 2023, respectively.

Note 12. Subsequent Event

On July 16, 2024, the Company was awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced CNS depression in children. The grant comes in the form of two tranches with the initial award of $0.9 million in the first year and subsequent funding of approximately $1 million subject to certain conditions and milestones in the second year, specifically that the Investigational New Drug Application to the FDA for a Phase 1 single ascending dose study of intravenous selonabant in healthy adults is permitted to proceed or an FDA clinical hold is imposed that cannot be successfully addressed with available time and resources. The grant was awarded under NIH award number 1U01DA059995-01.

