Form 10-Q
period 2024-09-30
Anebulo Pharmaceuticals, Inc.
filed 2024-11-13
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 6, 2024, the registrant had 25,933,217 shares of common stock, par value $0.001 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject the “safe harbor” created by those sections. These forward-looking statements about us and our industry involve substantial risks and uncertainties and our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report and the “Risk Factors” as set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2024 (the “2024 Form 10-K”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this Quarterly Report.

We have based these forward-looking statements largely on our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding our capital requirements, expenses and other operating results, and needs for additional financing;
●	the timing or outcome of any of our regulatory submissions;
●	the timing and conduct of our clinical trials, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;
●	the clinical utility, potential advantages and timing or likelihood of regulatory filings and approvals of selonabant (formerly ANEB-001)
●	our expectations regarding future growth;
●	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
●	our ability to maintain our existing licensing arrangements and enter into and maintain other collaborations or licensing arrangements;
●	our estimates regarding the commercial potential and market opportunity for our product candidates;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the impact on our business of economic or political events or trends; and
●	the impact of governmental laws and regulations.

You should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully read this Quarterly Report, including the section titled “Risk Factors” and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report as well as the 2024 Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$1,404,211	$3,094,200
Grant receivable	245,362	-
Prepaid expenses	312,940	413,790
Total current assets	$1,962,513	$3,507,990
Other assets:
Loan commitment fees	505,427	565,124
Total assets	2,467,940	4,073,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$252,142	$156,426
Accrued expenses	317,083	104,157
Total liabilities	569,225	260,583

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, no shares issued or outstanding at September 30, 2024 and June 30, 2024	-	-
Common stock, $0.001 par value; 50,000,000 authorized at September 30, 2024 and June 30, 2024; 25,933,217 shares issued and outstanding at September 30, 2024 and June 30, 2024	25,934	25,934
Additional paid-in capital	69,477,261	69,190,341
Accumulated deficit	(67,604,480)	(65,403,744)
Total stockholders’ equity	1,898,715	3,812,531
Total liabilities and stockholders’ equity	$2,467,940	$4,073,114

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2024	2023
Research and development	$1,314,859	$1,270,220
General and administrative	1,097,265	1,273,458
Total operating expenses	2,412,124	2,543,678
Loss from operations	(2,412,124)	(2,543,678)

Other (income) expenses:
Interest expense	59,697	-
Interest income	(26,006)	(55,198)
Grant income	(245,362)	-
Other	283	(7,657)
Other income, net	(211,388)	(62,855)
Net loss	$(2,200,736)	$(2,480,823)
Weighted average common shares outstanding, basic and diluted	25,933,217	25,633,217
Net loss per share, basic and diluted	$(0.08)	$(0.10)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	25,633,217	$25,634	$67,777,757	$(57,202,041)	$10,601,350
Stock-based compensation expense	-	-	210,797	-	210,797
Net loss	-	-	-	(2,480,823)	(2,480,823)
Balance at September 30, 2023	25,633,217	$25,634	$67,988,554	$(59,682,864)	$8,331,324

Balance at June 30, 2024	25,933,217	25,934	69,190,341	(65,403,744)	3,812,531
Stock-based compensation expense	-	-	286,920	-	286,920
Net loss	-	-	-	(2,200,736)	(2,200,736)
Balance at September 30, 2024	25,933,217	$25,934	$69,477,261	$(67,604,480)	$1,898,715

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,200,736)	(2,480,823)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	286,920	210,797
Amortization of loan commitment fee	59,697	-
Changes in operating assets and liabilities:
Grant receivable	(245,362)	-
Prepaid expenses	100,850	(104,558)
Accounts payable	95,716	31,404
Accrued expenses	212,926	(383,645)
Net cash used in operating activities	(1,689,989)	(2,726,825)
Net decrease in cash	(1,689,989)	(2,726,825)
Cash, beginning of period	3,094,200	11,247,403
Cash, end of the period	$1,404,211	8,520,578

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Note 1. Nature of business and basis of presentation

Organization

Anebulo Pharmaceuticals, Inc. (the “Company”) was founded on April 23, 2020, as a Delaware corporation. The Company is a clinical stage pharmaceutical company focused on developing treatments for cannabis toxicity, such as unintentional cannabis poisoning, acute cannabinoid intoxication (“ACI”), and the broader landscape of acute cannabis-induced conditions. The Company’s principal operations are located in Lakeway, Texas.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of approximately $2.2 million for the three-month period ended September 30, 2024. As of September 30, 2024, the Company had an accumulated deficit of $67.6 million. The Company expects to continue to generate operating losses. The Company expects that its cash and cash equivalents, along with available funding under the Loan and Security Agreement (“LSA”), will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements.

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

The unaudited interim condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended June 30, 2024 and the notes thereto, which are included in the 2024 Form 10-K.

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2024, and notes thereto, which are included in the Company’s 2024 Form 10-K. Since the date of those financial statements, other than the Company’s policy for accounting for research and development grants, there have been no material changes to significant accounting policies. Refer to Note 11 for further discussion.

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2024	June 30, 2024
Prepaid insurance	$155,507	$95,871
Prepaid research and development	118,893	274,879
Prepaid other	38,540	43,040
Total prepaid expenses	$312,940	$413,790

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2024	June 30, 2024
Accrued payroll related expenses	$32,843	$29,512
Accrued research and development	248,685	47,554
Accrued professional fees	35,555	27,091
Total accrued expenses	$317,083	$104,157

Note 5. Other Assets

Other assets include loan commitment fees. Total loan commitment fees of approximately $0.7 million are being amortized over three years, the term of the loan (see Note 10). The balance was $0.5 million and $0.6 million as of September 30, 2024 and June 30, 2024, respectively. For the three months ended September 30, 2024 and September 30, 2023, the Company recorded interest expense of $0.1 million and zero, respectively, related to the amortization of the loan commitment fees.

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

As part of the initial public offering (“IPO”) in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of approximately $1.4 million, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of September 30, 2024, and therefore no liability has been recorded.

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

Note 8. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares available for issuance under the 2020 Stock Incentive Plan to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant. As of September 30, 2024, the Company had 324,452 shares available for future issuance under the 2020 Stock Incentive Plan.

The Company grants non-qualified stock option awards under the 2020 Stock Incentive Plan to its Board of Directors, employees and consultants of the Company. These awards are subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as assumptions the Company makes for the volatility of its common stock the expected term of the stock options, the risk-free interest rate for a period that approximates the expected term, and the Company’s expected dividend yield. Each of these inputs is subjective and generally requires significant judgement to determine. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award.

There were no options granted during the three months ended September 30, 2024. The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023
Risk-free interest rate	N/A	4.62%
Expected term (in years)	N/A	6.25
Expected volatility	N/A	60%
Expected dividend yield	N/A	0%

The following table summarizes stock option activity for the three months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2024	2,319,048	$3.00	6.0
Granted	-	$-
Exercised	-	$-
Forfeited/cancelled	-	$-
Outstanding at September 30, 2024	2,319,048	$3.00	5.8	$-
Options exercisable at September 30, 2024	903,994	$3.15	3.0	$-

As of September 30, 2024, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $2.1 million, which is expected to be recognized over a weighted average period of 2.3 years.

The Company recorded stock-based compensation expense of approximately $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, all of which is included in general and administrative expenses.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	September 30,
	2024	2023
Stock options outstanding	2,319,048	2,054,893
Warrants outstanding	2,264,650	2,264,650
Total	4,583,698	4,319,543

Note 10. Loan and Security Agreement

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

The Company issued 300,000 shares of common stock to 22NW upon the signing of the LSA. The Company will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. There was no balance outstanding under the LSA as of September 30, 2024 or June 30, 2024, respectively.

Joseph F. Lawler, M.D., Ph.D., the Company’s founder and a member of its Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of the Company’s Board of Directors.

Note 11. Research and Development Grant

On July 16, 2024, the Company was awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced CNS depression in children. The grant comes in the form of two tranches with the initial award of $0.9 million in the first year and subsequent funding of approximately $1 million subject to certain conditions and milestones prior to the second year, specifically that the Investigational New Drug Application to the FDA for a Phase 1 single ascending dose study of intravenous selonabant in healthy adults is permitted to proceed or that the FDA has not imposed a clinical hold that cannot be successfully addressed with available time and resources.

As the granting agency does not meet the definition of a customer under Topic 606, the Company accounts for qualifying grant receipts as other income within the Company’s condensed statements of operations. The Company earns income for performing tasks under the grant agreement. Income is derived from the reimbursement of direct out-of-pocket expenses (including amounts to subrecipients), salaries and fringe benefits, and certain direct materials costs associated with grant activities.

At September 30, 2024, the Company recorded a grant receivable of $0.2 million, which relates to qualified expenses incurred in connection with grant activities which have not yet been billed back to the funding agency. The Company recorded $0.2 million of grant income for the three months ended September 30, 2024. Collection is deemed probable, and therefore no allowance for credit losses has been established. There were no receivable amounts at June 30, 2024, and no grant income was recognized during the three months ended September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended June 30, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended June 30, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2024 (the “2024 Form 10-K”). The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in the 2024 Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage pharmaceutical company developing treatments for cannabis toxicity, such as unintentional cannabis poisoning, acute cannabinoid intoxication (“ACI”), and the broader landscape of acute cannabis-induced conditions. Our lead product candidate, selonabant (formerly ANEB-001), is intended to rapidly reverse the negative effects of cannabis toxicities and reduce time to recovery. Unintentional cannabis poisoning primarily occurs in children. Pediatric patients accidentally exposed to cannabis are at risk of serious and life-threatening outcomes including Central Nervous System (“CNS”) depression, respiratory depression, seizures, and coma. ACI in adults is characterized by signs and symptoms that may include anxiety, panic attacks, agitation, psychosis, and tachycardia. There is no approved medical treatment currently available to specifically treat ACI or unintentional cannabis poisoning or ACI, and we are not aware of any competing products that are further along in the development process than selonabant in reversing the effects of cannabinoids like delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis.

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

Hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. In 2014, there were an estimated 1.1 million cannabis-related emergency department patient visits, according to data published in “Trends and Characteristics of Cannabis-Associated Emergency Department Visits in the United States, 2006-2018,” Drug Alcohol Depend. 2022 Mar 1;232:109288. doi: 10.1016/j.drugalcdep.2022.109288. Epub 2022 Jan 10. PMID: 35033959; PMCID: PMC9885359) by Roehler DR, Hoots BE, Holland KM, Baldwin GT, and Vivolo-Kantor AM, which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on our evaluation of a published analysis of the most recent NEDS data, we believe that the number of cannabis related emergency department visits grew to approximately 1.8 million patients in 2021. We believe the number of cannabis-related emergency department visits and health problems associated with unintentional cannabis poisoning and ACI will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of unintentional cannabis poisoning and ACI.

Previous clinical trials completed by a third party have shown that oral selonabant is rapidly absorbed, well tolerated and, when repeatedly administered to obese subjects, leads to weight loss, an effect that is consistent with central antagonism of the cannabinoid receptor type-1 (“CB1”), the primary target of agonists like THC. In March 2021, our European clinical trial application (“CTA”), which is equivalent to an investigational new drug application in the United States, was accepted in the Netherlands to allow us to utilize oral selonabant in a randomized, double-blind, placebo-controlled Phase 2 human proof-of-concept clinical trial for potential use as a treatment for ACI (NCT05282797). The study (the “Netherlands Trial”) was designed to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single oral dose of selonabant in treating healthy adult subjects challenged with THC. On March 28, 2023, we announced complete results from Part A and Part B of the Netherlands Trial, in a total of 134 subjects. Dosing of an additional 20 subjects in an open-label extension of the study (“Part C”) was initiated in July 2023 and the study was completed in August 2023. We met with the U.S. Food and Drug Administration (the “FDA”) in July 2023 for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of oral selonabant for the treatment of adult ACI and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of oral selonabant in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application. In addition, an observational study in patients presenting to emergency departments with ACI is currently ongoing. The study is designed to determine concentrations of cannabinoids and metabolites in plasma and gather information on signs and symptoms, patients’ disposition and selected assessments, where possible. We believe the data generated from the Netherlands Trial provide support for our development pathway.

Rather than proceeding directly with the Phase 3 studies of oral selonabant in adults with ACI, we are prioritizing the advancement of a selonabant intravenous (IV) formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We are currently scaling up the intravenous formulation for initial clinical safety studies.

The recent decision by the United States Department of Justice to support the rescheduling of marijuana from a schedule I to a schedule III-controlled substance is a move that we believe will ultimately lead to increased use of cannabis-containing products among US households. This potentially includes edible products that are often the cause of unintentional cannabis poisoning in children. We have evaluated the potential advantages of prioritizing a near-term solution for children with more serious symptoms over progressing our plans for clinical studies to support an adult oral ACI treatment and have decided to focus current efforts on the pediatric indication at this time. Our decision to prioritize the development of an intravenous treatment for children is driven by multiple factors, including our recent development of a suitable IV selonabant formulation that enables its use in the pediatric population and our prior discussions with the FDA, which highlighted the need for an alternative formulation of selonabant for treating younger patients. There is increasing recognition among clinicians that this is a growing, unmet medical need in a vulnerable population where there are no approved treatments.   Our belief is that the path to approval for an oral treatment for adult ACI may be facilitated by an initial approval for intravenous treatment of unintentional cannabis poisoning in the pediatric population. Furthermore, with this unprecedented change in cannabis regulation, Anebulo is uniquely positioned to become a provider of a rapid and clinically impactful solution for Emergency Departments to treat pediatric patients suffering from unintentional cannabis poisoning. Research has shown children are much more sensitive to the toxic effects of cannabis. Key factors such as an underdeveloped endocannabinoid system with more CB1 receptors in the brain than adults, and reduced ability to metabolize THC, contribute to a much greater risk to children. The risk is also evident in how cannabis effects this population; in contrast to adults who are exposed to acute cannabis toxicity, children are at risk of serious and life-threatening outcomes such as CNS depression, respiratory depression, seizures, and coma.

In May 2020, we entered into a royalty-bearing license agreement with Vernalis Development Limited (“Vernalis”) to exploit its licensed compounds and licensed products to combat symptoms of ACI and substance addiction. We are currently developing our lead product candidate, selonabant to quickly, and effectively, combat symptoms of ACI.

Our lead product candidate is selonabant, a potent, small molecule cannabinoid receptor antagonist, to address the unmet medical need for a specific antidote for cannabis toxicity. Selonabant is orally bioavailable, rapidly absorbed, and has also been formulated for intravenous administration. We anticipate that both oral and IV selonabant treatments have the potential to reverse the symptoms of cannabis toxicity. Our proprietary position in the treatment of cannabis toxicity is protected by rights to two patent applications covering various methods of use of the compound and delivery systems.

We were incorporated in Delaware on April 23, 2020, and commenced operations in May 2020. Our operations to date have consisted of organizing and acquiring the license rights to Vernalis’ licensed products, assembling an executive team, starting preparations for and conducting a Phase 2 proof-of-concept trial, including the synthesis of a new active pharmaceutical ingredient, the development and filing of a clinical trial protocol with regulatory agencies in Europe and raising capital. Prior to our initial public offering (“IPO”), we funded our operations through a private placement of our series A convertible preferred stock and issuance of two promissory notes to a related party.

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

As more fully described in the Liquidity and Capital Resources section below, on November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL”) which will allow us to borrow up to $10 million as needed to fund future operations. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The LSA will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on November 13, 2026 (the “Maturity Date”). As of September 30, 2024, there was no balance outstanding under the LSA.

On July 16, 2024, we were awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced CNS depression in children. With the support of NIDA, Anebulo aims to complete IND-enabling activities and the scale up of its formulation of intravenous selonabant around calendar year end 2024 as it prepares for clinical studies and the Company expects to enroll the first healthy adult volunteer in the first half of calendar 2025. The grant comes in the form of two tranches with the initial award of $0.9 million in the first year and subsequent funding of approximately $1 million subject to certain conditions and milestones prior to the second year, specifically that the Investigational New Drug Application to the FDA for a Phase 1 single ascending dose study of intravenous selonabant in healthy adults is permitted to proceed or that the FDA has not imposed a clinical hold that cannot be successfully addressed with available time and resources.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to selonabant. Our research and development expenses for the three months ended September 30, 2024 and 2023 included research and development consulting expenses, clinical and nonclinical trials, and other costs, such as third-party and manufacturing costs, associated with development of our lead product candidate, selonabant.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 and 2023 consisted primarily of professional fees, stock-based compensation, insurance, personnel costs and rent.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations:

	Three Months Ended September 30,		Period to Period
	2024	2023	Change
Research and development	$1,314,859	$1,270,220	$44,639
General and administrative	1,097,265	1,273,458	(176,193)
Total operating expenses	2,412,124	2,543,678	(131,554)
Loss from operations	(2,412,124)	(2,543,678)	131,554
Other (income) expenses:
Interest expense	59,697	-	59,697
Interest income	(26,006)	(55,198)	29,192
Grant income	(245,362)	-	(245,362)
Other	283	(7,657)	7,940
Other income, net	(211,388)	(62,855)	(148,533)
Net loss	$(2,200,736)	$(2,480,823)	$280,087

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Period to Period
	2024	2023	Change
Pre-clinical, nonclinical and clinical studies	$833,861	$841,133	$(7,272)
Contract manufacturing	215,466	143,302	72,164
Other research and development	265,532	285,785	(20,253)
Total research and development expenses	$1,314,859	$1,270,220	$44,639

Research and development expenses during the three months ended September 30, 2024 were consistent with the comparable prior year period. We completed our Phase 2 proof of concept clinical trial for ACI during the first half of the fiscal year ended June 30, 2024. Rather than proceeding directly with the Phase 3 oral ACI studies in adults, we are prioritizing the advancement of a selonabant IV formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We expect our research and development expenses to increase as we continue to scale up the IV formulation and commence clinical safety studies.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Period to Period
	2024	2023	Change
Compensation and related benefits	$306,613	$264,710	$41,903
Professional and consultant fees	315,794	613,960	(298,166)
Stock-based compensation expense	286,920	210,797	76,123
Directors’ and officers’ insurance	117,158	117,525	(367)
Facilities, fees and other costs	70,780	66,466	4,314
Total general and administrative expenses	$1,097,265	$1,273,458	$(176,193)

The overall decrease in general and administrative expenses was primarily attributable to a decrease in professional and consultant fees, including legal and investor relations fees, resulting from strategic cost reductions.

Interest Expense

Interest expense during the three months ended September 30, 2024 was $0.1 million, compared to zero during the three months ended September 30, 2023. Interest expense is due to the amortization of loan commitment fees in connection with the LSA, which was not entered into until November 2023, and therefore no expense was recorded during the three months ended September 30, 2023.

Interest Income

Interest income during the three months ended September 30, 2024 was approximately $26,000, compared to approximately $55,000 during the three months ended September 30, 2023. The decrease in interest income is due to an overall decrease in cash and cash equivalents as well as a decrease in interest rates.

Grant Income

During the three months ended September 30, 2024, we recognized grant income of $0.2 million in connection with our research and development grant with NIDA. Grant income is derived from the reimbursement of direct out-of-pocket expenses associated with grant activities. There was no grant income recognized during the three months ended September 30, 2023, as the NIDA grant was not executed until July 2024 and there were no other comparable grants.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we received net proceeds of approximately $19.8 million. On September 28, 2022, we closed a private placement offering, in which we received net proceeds of approximately $6.3 million. As of September 30, 2024, we had cash and cash equivalents of $1.4 million. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Loan and Security Agreement

On November 13, 2023, we entered into the LSA with 22NW and JFL (the “Lenders”) which will allow us to draw up to $10 million (the “Facility Amount”) as needed to fund future operations until the Maturity Date. Pursuant to the LSA, if we elect to draw on the Facility Amount (an “Advance”), JFL has the right, but not the obligation to fund 50% of the Advance at our request. If JFL elects not to fund 50% of the Advance, then 22NW is obligated to fund 100% of the Advance. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. Upon the draw of at least $3 million in the aggregate, the LSA will be collateralized by substantially all of our assets. All principal drawn and interest accrued under the LSA will be due and payable on the Maturity Date.

We issued 300,000 shares of common stock to 22NW upon the signing of the LSA. We will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. As of September 30, 2024, there was no balance outstanding under the LSA.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of our Board of Directors.

Cash Flows

The following table sets forth a summary of our cash flows:

	Three Months Ended September 30,
	2024	2023
Net cash used in operating activities	(1,689,989)	(2,726,825)
Net decrease in cash	$(1,689,989)	$(2,726,825)

During the three months ended September 30, 2024, we used cash in operating activities of approximately $1.7 million primarily resulting from our net loss of $2.2 million, partially offset by non-cash related stock-based compensation and loan commitment amortization totaling approximately $0.3 million, and a change in operating assets and liabilities of approximately $0.2 million.

During the three months ended September 30, 2023, we used cash in operating activities of approximately $2.7 million primarily resulting from our net loss of $2.5 million, partially offset by non-cash related stock-based compensation of approximately $0.2 million, and a change in operating assets and liabilities of approximately $0.5 million.

Funding and Material Cash Requirements

We expect that our cash and cash equivalents at September 30, 2024, along with access to the Facility Amount under the LSA, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this Quarterly Report.  We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

While our significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2024, and notes thereto, which are included in our 2024 Form 10-K that was filed with the SEC on September 25, 2024, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed financial statements.

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model during the three months ended September 30, 2024.

JOBS Act Accounting Election

The Jumpstart Our Business Startups (“JOBS”) Act, enacted in April 2012, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have and intend to continue to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, for an emerging growth company under Section 107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under Section 107 of the JOBS Act. See “Risk Factors” in our 2024 Form 10-K and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks or uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s 2024 Form 10-K that was filed with the SEC on September 25, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse impact on our financial position, results of operations or cash flows. Except as set forth below, there have been no other material changes to our risk factors since our aforementioned Annual Report on Form 10-K.

We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.

We have not generated any revenue. As of September 30, 2024, we have an accumulated deficit of $67.6 million, which includes a fair value adjustment of $26.6 million for warrants converted into Series A preferred stock on a cashless basis in connection with our IPO. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash and cash equivalents at September 30, 2024, along with access to funding under the LSA, will enable us to fund our current and planned operating expenses and capital expenditures into the fourth quarter of calendar year 2025.   We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities during the quarter ended September 30, 2024 in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

None.

Repurchases

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ANEBULO PHARMACEUTICALS, INC.

Date: November 13, 2024	By:	/s/ Richard Anthony Cunningham
Richard Anthony Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Daniel George
Daniel George
Chief Financial Officer (Principal Financial and Accounting Officer)

