Form 10-Q
period 2024-12-31
Anebulo Pharmaceuticals, Inc.
filed 2025-02-14
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 6, 2025, the registrant had 41,084,731 shares of common stock, par value $0.001 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements about us and our industry involve substantial risks and uncertainties and our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report and the “Risk Factors” as set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2024 (the “2024 Form 10-K”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this Quarterly Report.

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

You should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully read this Quarterly Report, including the section titled “Risk Factors” and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report as well as the 2024 Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements.

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$14,998,467	$3,094,200
Grant receivable	30,756	-
Prepaid expenses	366,266	413,790
Total current assets	15,395,489	3,507,990
Other assets:
Loan commitment fees	445,731	565,124
Total assets	$15,841,220	$4,073,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$319,515	$156,426
Accrued expenses	559,284	104,157
Total liabilities	878,799	260,583

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, no shares issued or outstanding at December 31, 2024 and June 30, 2024	-	-
Common stock, $0.001 par value; 50,000,000 authorized at December 31, 2024 and June 30, 2024; 41,084,731 and 25,933,217 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	41,086	25,934
Additional paid-in capital	84,988,845	69,190,341
Accumulated deficit	(70,067,510)	(65,403,744)
Total stockholders’ equity	14,962,421	3,812,531
Total liabilities and stockholders’ equity	$15,841,220	$4,073,114

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Research and development	$1,220,535	$1,062,672	$2,535,394	$2,332,892
General and administrative	1,367,616	1,697,787	2,464,881	2,971,245
Total operating expenses	2,588,151	2,760,459	5,000,275	5,304,137
Loss from operations	(2,588,151)	(2,760,459)	(5,000,275)	(5,304,137)

Other (income) expenses:
Interest expense	59,696	31,838	119,393	31,838
Interest income	(7,067)	(75,522)	(33,073)	(130,720)
Grant income	(177,703)	-	(423,065)	-
Other	(47)	594	236	(7,063)
Other income, net	(125,121)	(43,090)	(336,509)	(105,945)
Net loss	$(2,463,030)	$(2,717,369)	$(4,663,766)	$(5,198,192)
Weighted average common shares outstanding, basic and diluted	27,415,430	25,789,739	26,674,324	25,711,478
Net loss per share, basic and diluted	$(0.09)	$(0.11)	$(0.17)	$(0.20)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	25,633,217	$25,634	$67,777,757	$(57,202,041)	$10,601,350
Stock-based compensation expense	-	-	210,797	-	210,797
Net loss	-	-	-	(2,480,823)	(2,480,823)
Balance at September 30, 2023	25,633,217	$25,634	$67,988,554	$(59,682,864)	$8,331,324
Issuance of common stock	300,000	300	653,700	-	654,000
Stock-based compensation expense	-	-	219,262	-	219,262
Net loss	-	-	-	(2,717,369)	(2,717,369)
Balance at December 31, 2023	25,933,217	$25,934	$68,861,516	$(62,400,233)	$6,487,217

Balance at June 30, 2024	25,933,217	25,934	69,190,341	(65,403,744)	3,812,531
Stock-based compensation expense	-	-	286,920	-	286,920
Net loss	-	-	-	(2,200,736)	(2,200,736)
Balance at September 30, 2024	25,933,217	$25,934	$69,477,261	$(67,604,480)	$1,898,715

Issuance of common stock, net of offering costs of $37,597	15,151,514	15,152	14,947,251	-	14,962,403
Stock-based compensation expense	-	-	564,333	-	564,333
Net loss	-	-	-	(2,463,030)	(2,463,030)
Balance at December 31, 2024	41,084,731	41,086	84,988,845	(70,067,510)	14,962,421

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,663,766)	(5,198,192)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	851,253	430,059
Amortization of loan commitment fee	119,393	31,838
Changes in operating assets and liabilities:
Grant receivable	(30,756)	-
Prepaid expenses	47,524	251,008
Accounts payable	125,492	(215,866)
Accrued expenses	455,127	160,621
Net cash used in operating activities	(3,095,733)	(4,540,532)
Cash flows from financing activities:
Proceeds from issuance of common stock	15,000,000	-
Payment of financing costs	-	(62,354)
Net cash provided by (used in) financing activities	15,000,000	(62,354)
Net increase (decrease) in cash	11,904,267	(4,602,886)
Cash, beginning of period	3,094,200	11,247,403
Cash, end of the period	$14,998,467	6,644,517

Noncash investing and financing activities:

Offering costs included in accounts payable	37,597	-
Financing commitment fee funded through issuance of common stock	-	654,000

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Note 1. Nature of business and basis of presentation

Organization

Anebulo Pharmaceuticals, Inc. (the “Company”) was founded on April 23, 2020, as a Delaware corporation. The Company is a clinical stage pharmaceutical company focused on developing treatments for cannabis-induced toxicity, such as unintentional cannabis poisoning in children, acute cannabinoid intoxication (“ACI”) in adults, and the broader landscape of acute cannabis-induced conditions. The Company’s principal operations are located in Lakeway, Texas.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of approximately $4.7 million for the six-month period ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $70.1 million. The Company expects to continue to generate operating losses. In December 2024, the Company entered into a securities purchase agreement which resulted in net proceeds of approximately $15.0 million. Refer to Note 7 for further discussion.

The Company expects that its cash and cash equivalents, along with available funding under the Loan and Security Agreement (see Note 10), will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements.

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

The unaudited interim condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended June 30, 2024 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the SEC on September 25, 2024 (the “2024 Form 10-K”).

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

Recent accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance was effective for the Company on July 1, 2024. The Company expects to provide incremental qualitative segment-related disclosures beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” The new standard requires additional disclosures about specific types of expenses included in the expense captions presented on the face of income statements as well as disclosures about selling expenses. The guidance applies prospectively with the option to apply the standard retrospectively. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU.

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	December 31, 2024	June 30, 2024
Prepaid insurance	$178,345	$95,871
Prepaid research and development	158,660	274,879
Prepaid other	29,261	43,040
Total prepaid expenses	$366,266	$413,790

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2024	June 30, 2024
Accrued payroll related expenses	$137,259	$29,512
Accrued research and development	422,025	47,554
Accrued professional fees	-	27,091
Total accrued expenses	$559,284	$104,157

Note 5. Other Assets

Other assets include loan commitment fees. Total loan commitment fees of approximately $0.7 million are being amortized over three years, the term of the loan (see Note 10). The balance was $0.4 million and $0.6 million as of December 31, 2024 and June 30, 2024, respectively. For the three and six months ended December 31, 2024, the Company recorded interest expense of $0.1 million related to the amortization of the loan commitment fees. For the three and six months ended December 31, 2023, the Company recorded interest expense of approximately $32,000.

Note 6. License Agreement

In May 2020, the Company licensed certain intellectual property, know-how and clinical trial data from Vernalis Development Limited (“Vernalis”) pursuant to the License Agreement. The initial consideration in exchange for the license was $150,000 and was recorded as research and development expense in the statement of operations for the period from April 23, 2020 (inception) to June 30, 2020. The license term shall continue unless and until terminated for cause or insolvency, upon sixty days written notice from the Company, or until such time as all royalties and other sums cease to be payable in accordance with the terms of the License Agreement. The Company is required to pay development milestone payments related to clinical trials and granting of marketing authorization ranging from $0.4 million to $3.0 million, up to a total development milestone payment of $29.9 million, and sales milestone payments of $10.0 million and $25.0 million, in the first year when cumulative annual net sales of licensed product exceeds $500.0 million and $1.0 billion, respectively. The Company is also required to pay annual single-digit royalties on net product sales over the term of the License Agreement.

As part of the initial public offering (“IPO”) in May 2021, the Company issued 192,857 shares of the Company’s common stock $0.001 par value per share (the “common stock”) to Vernalis in lieu of future milestone payments by the Company of approximately $1.4 million, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of December 31, 2024, and therefore no liability has been recorded.

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

On December 22, 2024, the Company entered into a securities purchase agreement with 22NW Fund, LP, a greater than 5% stockholder of the Company that is controlled by Aron English, a director of the Company, as well as other institutional accredited investors (the “Investors”), pursuant to which, on December 23, 2024, the Company issued and sold to the Investors, in a private placement priced at-the-market (the “Private Placement”) consistent with the rules of the Nasdaq Stock Market LLC (“Nasdaq”), an aggregate of 15,151,514 shares (the “Shares”) of common stock. The purchase price of each Share was $0.99, equal to the Nasdaq Minimum Price, as defined in Nasdaq Listing Rule 5635(d). The Company received aggregate gross proceeds from the Private Placement of approximately $15.0 million, before deducting offering expenses payable by the Company of approximately $38,000.

Note 8. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares available for issuance under the 2020 Stock Incentive Plan to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant. As of December 31, 2024, the Company had 70,019 shares available for future issuance under the 2020 Stock Incentive Plan.

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

The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during the three and six months ended December 31, 2024 and 2023.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Risk-free interest rate	4.07%	4.77%	4.07%	4.6% – 4.8%
Expected term (in years)	5.00	6.25	5.00	6.25
Expected volatility	90%	60%	90%	60.0%
Expected dividend yield	-	-	-	-

The following table summarizes stock option activity for the six months ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2024	2,319,048	$3.00	6.0
Granted	254,433	$1.56
Exercised	-	$-
Forfeited/cancelled	-	$-
Outstanding at December 31, 2024	2,573,481	$2.85	5.9	$-
Options exercisable at December 31, 2024	1,274,236	$2.81	4.4	$-

As of December 31, 2024, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $1.8 million, which is expected to be recognized over a weighted average period of 2.2 years.

The Company recorded stock-based compensation expense of approximately $0.6 million and $0.9 million for the three and six months ended December 31, 2024, respectively, all of which is included in general and administrative expenses. The Company recorded stock-based compensation expense of approximately $0.2 million and $0.4 million for the three and six months ended December 31, 2023, respectively, all of which is included in general and administrative expenses.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	December 31,
	2024	2023
Stock options outstanding	2,573,481	2,373,173
Warrants outstanding	2,264,650	2,264,650
Total	4,838,131	4,637,823

Note 10. Loan and Security Agreement

On November 13, 2023, the Company entered into a Loan and Security Agreement (“LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL” and collectively with 22NW, the “Lenders”) which allows the Company to draw up to $10 million (the “Facility Amount”) as needed to fund future operations until the third anniversary of the LSA (the “Maturity Date”). Pursuant to the LSA, if the Company elects to draw on the Facility Amount (an “Advance”), JFL has the right, but not the obligation to fund 50% of the Advance at the request of the Company. If JFL elects not to fund 50% of the Advance, then 22NW will fund 100% of the Advance. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. Upon the draw of at least $3 million in the aggregate, the LSA will be collateralized by substantially all of the Company’s assets. All principal drawn and interest accrued under the LSA will be due and payable on the Maturity Date.

The Company issued 300,000 shares of common stock to 22NW Fund, LP upon the signing of the LSA. The Company will also issue 0.03 shares of common stock per dollar loaned in each Advance (rounded up or down to the nearest whole share) up to a maximum aggregate of 300,000 (the “Advance Shares”); provided that a minimum of 50,000 Advance Shares will be issued in connection with the first Advance. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. There was no balance outstanding under the LSA as of December 31, 2024 or June 30, 2024.

Joseph F. Lawler, M.D., Ph.D., the Company’s founder and a member of its Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of the Company’s Board of Directors.

Note 11. Research and Development Grant

On July 16, 2024, the Company was awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced Central Nervous System depression in children. The grant comes in the form of two tranches with the initial award of $0.9 million in the first year and subsequent funding of approximately $1.0 million subject to certain conditions and milestones prior to the second year, specifically that the Investigational New Drug Application to the FDA for a Phase 1 single ascending dose study of intravenous selonabant in healthy adults is permitted to proceed or that the FDA has not imposed a clinical hold that cannot be successfully addressed with available time and resources.

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

At December 31, 2024, the Company recorded a grant receivable of approximately $31,000, which relates to qualified expenses incurred in connection with grant activities which have not yet been billed back to the funding agency. The Company recorded $0.2 million and $0.4 million of grant income for the three and six months ended December 31, 2024, respectively. Collection is deemed probable, and therefore no allowance for credit losses has been established. There were no receivable amounts at June 30, 2024, and no grant income was recognized during the three and six months ended December 31, 2023.

Note 12. Subsequent Events

On February 10, 2025, we modified the LSA, pursuant to an Amended and Restated Loan Agreement (the LSA, as amended and restated, the “Loan Agreement”), which, among other things, reduced the maximum loan advance to $3 million, removed all securitization provisions and provides that all of 22NW’s right, title, and interest in and to the LSA and the Loan Agreement and all rights, remedies and obligations of 22NW’s pursuant to the LSA and the Loan Agreement are assigned to 22NW Fund, LP (“22NW Fund”). The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on February 10, 2028. In addition, the Loan Agreement requires that the Company issue 0.03 shares of common stock per dollar loaned under the Loan Agreement, up to a maximum of 90,000 shares, with a minimum of 50,000 shares being issued in connection with the first advance made pursuant to the Loan Agreement. As of December 31, 2024, there was no balance outstanding under the LSA and, as of February 14, 2025, there is no balance outstanding under the Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended June 30, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2024 10-K, which was filed with the SEC on September 25, 2024. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in the 2024 Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage pharmaceutical company developing treatments for cannabis-induced toxicity, such as unintentional cannabis poisoning, acute cannabinoid intoxication (“ACI”) in adults, and the broader landscape of acute cannabis-induced conditions. Our lead product candidate, selonabant (formerly ANEB-001), is intended to rapidly reverse the negative effects of cannabis-induced toxicity and reduce time to recovery. Unintentional cannabis poisoning primarily occurs in children. Pediatric patients exposed to cannabis are at risk of serious and life-threatening outcomes including Central Nervous System (“CNS”) depression, respiratory depression, seizures, and coma. ACI in adults is characterized by signs and symptoms that may include anxiety, panic attacks, agitation, psychosis, and tachycardia. There are no approved medical treatments currently available to specifically treat cannabis-induced toxicity, and we are not aware of any competing products that are further along in the development process than selonabant in reversing the effects of cannabinoids like delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis.

Cannabis-induced toxicity has become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. Unintentional or excessive ingestion of THC via edible products such as gummies, candy, and brownies, is a major cause of THC-related emergency room visits.

Hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. In 2014, there were an estimated 1.1 million cannabis-related emergency department patient visits, according to data published in “Trends and Characteristics of Cannabis-Associated Emergency Department Visits in the United States, 2006-2018,” Drug Alcohol Depend. 2022 Mar 1;232:109288. doi: 10.1016/j.drugalcdep.2022.109288. Epub 2022 Jan 10. PMID: 35033959; PMCID: PMC9885359) by Roehler DR, Hoots BE, Holland KM, Baldwin GT, and Vivolo-Kantor AM, which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. Based on our evaluation of a published analysis of the most recent NEDS data, we believe that the number of cannabis related emergency department visits grew to approximately 1.8 million patients in 2021. We believe the number of cannabis-related emergency department visits and health problems associated with unintentional cannabis poisoning and ACI will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of cannabis-induced toxicity.

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

Rather than proceeding directly with the Phase 3 studies of oral selonabant in adults with ACI, we are prioritizing the advancement of a selonabant intravenous (“IV”) formulation as a potential treatment for pediatric patients with cannabis-induced CNS depression, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We are currently scaling up the intravenous formulation for initial clinical safety studies. We met with the FDA in December 2024 for a Pre-IND meeting to discuss the development of IV selonabant and the initial plan for clinical testing. FDA acknowledged the unmet need for a treatment for children exposed to cannabis toxicity, and proposed a close, ongoing collaboration to efficiently advance the selonabant program for the pediatric indication. We plan to begin a Phase I single ascending dose (“SAD”) study of IV selonabant in healthy adults in 1H25.

The recent decision by the United States Department of Justice to support the rescheduling of marijuana from a schedule I to a schedule III-controlled substance is a move that we believe will ultimately lead to increased use of cannabis-containing products among US households. This potentially includes edible products that are often the cause of cannabis-induced toxicity in children. We have evaluated the potential advantages of prioritizing a near-term solution for children with more serious symptoms over progressing our plans for clinical studies to support an adult oral ACI treatment and have decided to focus current efforts on the pediatric indication at this time. Our decision to prioritize the development of an intravenous treatment for children is driven by multiple factors, including our recent development of a suitable IV selonabant formulation that enables its use in the pediatric population and our prior discussions with the FDA, which highlighted the need for an alternative formulation of selonabant for treating younger patients. There is increasing recognition among clinicians that this is a growing, unmet medical need in a vulnerable population where there are no approved treatments. Our belief is that the path to approval for an oral treatment for adult ACI may be facilitated by an initial approval for intravenous treatment of cannabis-induced toxicity in the pediatric population. Furthermore, with this unprecedented change in cannabis regulation, Anebulo is uniquely positioned to become a provider of a rapid and clinically impactful solution for Emergency Departments to treat pediatric patients suffering from cannabis-induced toxicity. Research has shown children are much more sensitive to the toxic effects of cannabis. Key factors such as an underdeveloped endocannabinoid system with more CB1 receptors in the brain than adults, and reduced ability to metabolize THC, contribute to a much greater risk to children. The risk is also evident in how cannabis affects this population; in contrast to adults who are exposed to acute cannabis toxicity, children are at risk of serious and life-threatening outcomes such as CNS depression, respiratory depression, seizures, and coma.

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

As more fully described in the Liquidity and Capital Resources section below, on November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW, LP and JFL Capital Management LLC (“JFL”), as lenders, which originally allowed us to borrow up to $10 million as needed to fund future operations and provided that upon the draw of at least $3 million in the aggregate, the LSA will be collateralized by substantially all of our assets. On February 10, 2025, we modified the LSA, pursuant to an Amended and Restated Loan Agreement (the LSA, as amended and restated, the “Loan Agreement”), which, among other things, reduced the maximum loan advance to $3 million and removed all securitization provisions. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on February 10, 2028. As of December 31, 2024, there was no balance outstanding under the LSA and, as of February 14, 2025, there is no balance outstanding under the Loan Agreement.

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

On December 22, 2024, we entered into a securities purchase agreement with 22NW Fund, LP (“22NW”), a greater than 5% stockholder of the Company that is controlled by Aron English, a director of the Company, as well as other institutional accredited investors (the “Investors”), pursuant to which, on December 23, 2024, we issued and sold to the Investors, in a private placement priced at-the-market (the “Private Placement”) consistent with the rules of the Nasdaq Stock Market LLC (“Nasdaq”), an aggregate of 15,151,514 shares (the “Shares”) of common stock, par value $0.001 per share (the “common stock”). The purchase price of each Share was $0.99, equal to the Nasdaq Minimum Price, as defined in Nasdaq Listing Rule 5635(d). We received aggregate gross proceeds from the Private Placement of approximately $15.0 million, before deducting offering expenses payable by the Company of approximately $38,000.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to selonabant. Our research and development expenses for the three and six months ended December 31, 2024 and 2023 included research and development consulting expenses, clinical and nonclinical trials, and other costs, such as third-party and manufacturing costs, associated with development of our lead product candidate, selonabant.

We anticipate that our research and development activities will account for a significant portion of our operating expenses and these costs are expensed as incurred. We expect to significantly increase our research and development efforts as we continue to develop selonabant and conduct clinical trials with patients suffering from symptoms of cannabis toxicity, as well as continue to expand our product-candidate pipeline. Research and development expenses include:

●	direct third-party costs such as expenses incurred under agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”);

●	costs associated with research and development activities of consultants, including travel expense;

●	other third-party expenses directly attributable to the development of our product candidates; and

●	amortization expense for future asset purchases used in research and development activities.

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

General and Administrative Expenses

General and administrative expenses for the three and six months ended December 31, 2024 and 2023 consisted primarily of professional fees, insurance, personnel costs, including stock-based compensation, and rent.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2024 and 2023

The following table summarizes our results of operations:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2024	2023	Change	2024	2023	Change
Research and development	$1,220,535	$1,062,672	$157,863	$2,535,394	$2,332,892	$202,502
General and administrative	1,367,616	1,697,787	(330,171)	2,464,881	2,971,245	(506,364)
Total operating expenses	2,588,151	2,760,459	(172,308)	5,000,275	5,304,137	(303,862)
Loss from operations	(2,588,151)	(2,760,459)	172,308	(5,000,275)	(5,304,137)	303,862
Other (income) expenses:
Interest expense	59,696	31,838	27,858	119,393	31,838	87,555
Interest income	(7,067)	(75,522)	68,455	(33,073)	(130,720)	97,647
Grant income	(177,703)	-	(177,703)	(423,065)	-	(423,065)
Other	(47)	594	(641)	236	(7,063)	7,299
Other income, net	(125,121)	(43,090)	(82,031)	(336,509)	(105,945)	(230,564)
Net loss	$(2,463,030)	$(2,717,369)	$254,339	$(4,663,766)	$(5,198,192)	$534,426

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2024	2023	Change	2024	2023	Change
Pre-clinical, nonclinical and clinical studies	$455,039	$300,659	$154,380	$1,288,900	$1,141,792	$147,108
Contract manufacturing	435,999	498,230	(62,231)	651,465	641,532	9,933
Other research and development	329,497	263,783	65,714	595,029	549,568	45,461
Total research and development expenses	$1,220,535	$1,062,672	$157,863	$2,535,394	$2,332,892	$202,502

Research and development expenses during the three and six months ended December 31, 2024 increased by $0.2 million from the comparable prior year period. Rather than proceeding directly with the Phase 3 oral ACI studies in adults, we are prioritizing the advancement of a selonabant IV formulation as a potential treatment for pediatric patients with cannabis-induced CNS depression, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. As a result, pre-clinical, nonclinical, and clinical studies expenses increased $0.1 million for the three and six months ended December 31, 2024 from the prior periods. We expect our research and development expenses to increase as we continue to scale up the IV formulation and commence clinical safety studies.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended December,		Period to Period	Six Months Ended December 31,		Period to Period
	2024	2023	Change	2024	2023	Change
Compensation and related benefits	$423,899	$848,171	$(424,272)	$730,512	$1,112,881	$(382,369)
Professional and consultant fees	196,282	414,043	(217,761)	512,076	1,028,003	(515,927)
Stock-based compensation expense	564,333	219,262	345,071	851,253	430,059	421,194
Directors’ and officers’ insurance	122,983	117,525	5,458	240,141	235,050	5,091
Facilities, fees and other costs	60,119	98,786	(38,667)	130,899	165,252	(34,353)
Total general and administrative expenses	$1,367,616	$1,697,787	$(330,171)	$2,464,881	$2,971,245	$(506,364)

For the three and six months ended December 31, 2024, general and administrative expenses decreased $0.3 million and $0.5 million, respectively, from the comparable prior year periods. These decreases were driven by decreases in compensation and related benefits of $0.4 million, primarily resulting from expense recognized in connection with the severance agreement entered into with our former CEO during October 2023, as well as decreased professional and consultant fees of $0.2 million and $0.5 million for the three and six months ended December 31, 2024, respectively, resulting from an overall decrease due to strategic cost reductions. These decreases were partially offset by an increase in stock-based compensation expense of $0.3 million and $0.4 million during the three and six months ended December 31, 2024, respectively, which increased during the current periods due to grants of options in June 2024 and December 2024 with immediate vesting terms.

Interest Expense

Interest expense relates to the amortization of loan commitment fees in connection with the LSA (prior to being amended and restated), which was not entered into until November 2023.

Interest Income

The decrease in interest income is due to an overall decrease in average cash and cash equivalents balances during the majority of the periods, as well as a decrease in interest rates.

Grant Income

During the three and six months ended December 31, 2024, we recognized grant income of $0.2 million and $0.4 million, respectively, in connection with our research and development grant with NIDA. Grant income is derived from the reimbursement of direct out-of-pocket expenses associated with grant activities. There was no grant income recognized during the three or six months ended December 31, 2023, as the NIDA grant was not executed until July 2024 and there were no other comparable grants.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we received net proceeds of approximately $19.8 million. On September 28, 2022, we closed a private placement offering, in which we received net proceeds of approximately $6.3 million. Furthermore, on December 23, 2024, we closed on another private placement offering, in which we received net   proceeds of approximately $15.0 million. As of December 31, 2024, we had cash and cash equivalents of approximately $15.0 million. We expect that we will need to raise additional funding in the future, in addition to any amounts we are entitled to draw pursuant to the Loan Agreement, and will seek to raise additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Loan and Security Agreement

On November 13, 2023, we entered into the LSA with 22NW, LP and JFL, as lenders, which originally allowed us to borrow up to $10 million as needed to fund future operations and provided that upon the draw of at least $3 million in the aggregate, the LSA will be collateralized by substantially all of our assets. On February 10, 2025, we modified the LSA, pursuant to the Loan Agreement, which reduced the maximum loan advance to $3 million, removed all securitization provisions and provides that all rights, remedies and obligations of 22NW, LP pursuant to the LSA have been assigned to 22NW Fund, LP pursuant to the Loan Agreement, such that 22NW Fund, LP and JFL are the lenders pursuant to the Loan Agreement. The outstanding balance of the Loan Agreement will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on February 10, 2028 (the “Maturity Date”). In addition, the Loan Agreement requires that we issue 0.03 shares of our common stock per dollar loaned under the Loan Agreement, up to a maximum of 90,000 shares (the “Advance Shares”), with a minimum of 50,000 shares being issued in connection with the first advance made pursuant to the Loan Agreement. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. As of December 31, 2024, there was no balance outstanding under the LSA and as of the date of the filing of this Quarterly Report on Form 10-Q, there is no balance outstanding under the Loan Agreement.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW Fund, and Nathaniel Calloway, the lead for 22NW Fund, are each members of our Board of Directors.

Cash Flows

The following table sets forth a summary of our cash flows:

	Six Months Ended December 31,
	2024	2023
Net cash used in operating activities	$(3,095,733)	$(4,540,532)
Net cash provided by (used in) financing activities	15,000,000	(62,354)
Net increase (decrease) in cash	$11,904,267	$(4,602,886)

During the six months ended December 31, 2024, we used cash in operating activities of approximately $3.1 million primarily resulting from our net loss of $4.7 million, partially offset by non-cash related stock-based compensation and loan commitment amortization totalling approximately $1.0 million, and a change in operating assets and liabilities of approximately $0.6 million. With respect to financing activities, the Company received aggregate gross proceeds from the Private Placement of approximately $15.0 million.

During the six months ended December 31, 2023, we used cash in operating activities of approximately $4.5 million primarily resulting from our net loss of $5.2 million, partially offset by the non-cash related stock-based compensation and loan commitment amortization totalling approximately $0.5 million, and a change in operating assets and liabilities of approximately $0.2 million.

Funding and Material Cash Requirements

We expect that our cash and cash equivalents at December 31, 2024, along with access to the Facility Amount under the Loan Agreement, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this Quarterly Report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model during the three and six months ended December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks or uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s 2024 Form 10-K that was filed with the SEC on September 25, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse impact on our financial position, results of operations or cash flows. Except as set forth below, there have been no other material changes to our risk factors since our aforementioned 2024 Form 10-K.

We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.

We have not generated any revenue. As of December 31, 2024, we have an accumulated deficit of $70.1 million, which includes a fair value adjustment of $26.6 million for warrants converted into Series A preferred stock on a cashless basis in connection with our IPO. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash and cash equivalents at December 31, 2024, along with access to funding under the Loan Agreement, will enable us to fund our current and planned operating expenses and capital expenditures into the second quarter of calendar year 2026. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

Other than the Loan Agreement, we currently do not have any arrangements or credit facilities as a source of funds, and we make no assurance that we will be able to raise sufficient additional capital in the future if needed on acceptable terms, or at all. Even if we draw down the entire $3 million available under the Loan Agreement, we will still require additional funding to fund our planned operations and capital expenditures. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our current or future product candidates and other business, seek collaborations, or amend existing collaborations, for research and development programs at an earlier stage than otherwise would be desirable or for the development of programs that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available, dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves, pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders, file for bankruptcy or cease operations altogether. This may materially adversely affect our operations and financial condition as well as our ability to achieve business objectives and maintain competitiveness.

If we raise additional capital by issuing equity securities and/or equity-linked securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. In addition, the Loan Agreement requires that we issue 0.03 shares of common stock per dollar loaned under the Loan Agreement, which will result in dilution to shareholders. We may also issue equity securities and/or equity-linked securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity and equity-linked issuances are very common types of fundraising for companies like us, the risk of dilution is particularly significant for our stockholders.

Any future debt financing, if obtained, may involve agreements that include liens on our assets and covenants limiting or restricting our ability to take specific actions such as incurring additional debt. Debt financing could also be required to be repaid regardless of our operating results.

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

Recent changes implemented by the United States government, including changes to grant funding and trade policies, may have an adverse effect on our reputation, business, financial condition and results of operations.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently, or may in the future, conduct our business could adversely affect our business, reputation, financial condition and results of operations. For example, the U.S. government has recently adopted a new policy that would limit National Institutes of Health research funding for “indirect costs” to 15% of grants, which is an important form of funding for medical research at universities, medical schools, research hospitals and other scientific institutions and is significantly below what many institutions have been receiving for indirect costs. While, as of the date of this Quarterly Report, there is a nationwide injunction preventing the policy from taking effect, if this policy, or any other policies related to grant funding, are ultimately put in place, we may be unable to realize all of the benefits of our two-year cooperative grant from the National Institute on Drug Abuse, part of the National Institutes of Health, and the potential to receive future grant funding may be adversely affected.

Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities during the quarter ended December 31, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our other filings with the SEC.

Issuer Purchases of Equity Securities

None.

Repurchases

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure of Material Event

On February 10, 2025, we modified the LSA, pursuant to the Loan Agreement, which, among other things, reduced the maximum loan advance to $3 million, removed all securitization provisions and provides that all of 22NW’s right, title, and interest in and to the LSA and the Loan Agreement and all rights, remedies and obligations of 22NW pursuant to the LSA and the Loan Agreement to 22NW Fund. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on February 10, 2028. In addition, the Loan Agreement requires that we issue 0.03 shares of common stock per dollar loaned under the Loan Agreement, up to a maximum of 90,000 shares, with a minimum of 50,000 shares being issued in connection with the first advance made pursuant to the Loan Agreement. As of December 31, 2024, there was no balance outstanding under the LSA and as of February 14, 2025 there is no balance outstanding under the Loan Agreement.

Insider Trading Arrangements

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2023).
3.4	Amended and Restated Bylaws of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).
10.1	Form of Securities Purchase Agreement, dated December 23, 2024, by and between the Company and the purchasers listed on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024).
10.2*	Amended and Restated Loan Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ANEBULO PHARMACEUTICALS, INC.

Date: February 14, 2025	By:	/s/ Richard Anthony Cunningham
Richard Anthony Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Daniel George
Daniel George
Chief Financial Officer (Principal Financial and Accounting Officer)

