Form 10-Q
period 2025-03-31
Anebulo Pharmaceuticals, Inc.
filed 2025-05-13
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 8, 2025, the registrant had 41,084,731 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$13,279,901	$3,094,200
Prepaid expenses	528,034	413,790
Total current assets	13,807,935	3,507,990
Other assets:
Loan commitment fees	200,549	565,124
Total assets	$14,008,484	$4,073,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$427,578	$156,426
Accrued expenses	118,454	104,157
Total liabilities	546,032	260,583

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, no shares issued or outstanding at March 31, 2025 and June 30, 2024	-	-
Common stock, $0.001 par value; 50,000,000 authorized at March 31, 2025 and June 30, 2024; 41,084,731 and 25,933,217 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	41,086	25,934
Additional paid-in capital	85,165,045	69,190,341
Accumulated deficit	(71,743,679)	(65,403,744)
Total stockholders’ equity	13,462,452	3,812,531
Total liabilities and stockholders’ equity	$14,008,484	$4,073,114

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Research and development	$638,324	$748,339	$3,173,718	$3,081,231
General and administrative	1,253,998	915,912	3,718,879	3,887,157
Total operating expenses	1,892,322	1,664,251	6,892,597	6,968,388
Loss from operations	(1,892,322)	(1,664,251)	(6,892,597)	(6,968,388)

Other (income) expenses:
Interest expense	245,182	59,696	364,575	91,534
Interest income	(102,257)	(68,084)	(135,330)	(198,804)
Grant income	(359,606)	-	(782,671)	-
Other	528	(2,321)	764	(9,384)
Other income, net	(216,153)	(10,709)	(552,662)	(116,654)
Net loss	$(1,676,169)	$(1,653,542)	$(6,339,935)	$(6,851,734)
Weighted average common shares outstanding, basic and diluted	41,084,731	25,933,217	31,407,669	25,784,853
Net loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.20)	$(0.27)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	25,633,217	$25,634	$67,777,757	$(57,202,041)	$10,601,350
Stock-based compensation expense	-	-	210,797	-	210,797
Net loss	-	-	-	(2,480,823)	(2,480,823)
Balance at September 30, 2023	25,633,217	25,634	67,988,554	(59,682,864)	8,331,324

Issuance of common stock	300,000	300	653,700	-	654,000
Stock-based compensation expense	-	-	219,262	-	219,262
Net loss	-	-	-	(2,717,369)	(2,717,369)
Balance at December 31, 2023	25,933,217	25,934	68,861,516	(62,400,233)	6,487,217

Stock-based compensation expense	-	-	151,639	-	151,639
Net loss	-	-	-	(1,653,542)	(1,653,542)
Balance at March 31, 2024	25,933,217	25,934	69,013,155	(64,053,775)	4,985,314

Balance at June 30, 2024	25,933,217	25,934	69,190,341	(65,403,744)	3,812,531
Stock-based compensation expense	-	-	286,920	-	286,920
Net loss	-	-	-	(2,200,736)	(2,200,736)
Balance at September 30, 2024	25,933,217	25,934	69,477,261	(67,604,480)	1,898,715

Issuance of common stock, net of offering costs of $37,597	15,151,514	15,152	14,947,251	-	14,962,403
Stock-based compensation expense	-	-	564,333	-	564,333
Net loss	-	-	-	(2,463,030)	(2,463,030)
Balance at December 31, 2024	41,084,731	41,086	84,988,845	(70,067,510)	14,962,421

Stock-based compensation expense	-	-	255,267	-	255,267
Common stock offering costs	-	-	(79,067)	-	(79,067)
Net loss	-	-	-	(1,676,169)	(1,676,169)
Balance at March 31, 2025	41,084,731	$41,086	$85,165,045	$(71,743,679)	$13,462,452

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,339,935)	$(6,851,734)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,106,520	581,698
Amortization of loan commitment fee	364,575	91,534
Changes in operating assets and liabilities:
Prepaid expenses	(114,244)	199,072
Accounts payable	271,152	(149,625)
Accrued expenses	14,297	91,145
Net cash used in operating activities	(4,697,635)	(6,037,910)
Cash flows from financing activities:
Proceeds from issuance of common stock	15,000,000	-
Payment of financing/offering costs	(116,664)	(62,354)
Net cash provided by (used in) financing activities	14,883,336	(62,354)
Net increase (decrease) in cash	10,185,701	(6,100,264)
Cash, beginning of period	3,094,200	11,247,403
Cash, end of the period	$13,279,901	$5,147,139

Noncash investing and financing activities:

Financing commitment fee funded through issuance of common stock	-	654,000

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Note 1. Nature of business and basis of presentation

Organization

Anebulo Pharmaceuticals, Inc. (the “Company”) was founded on April 23, 2020, as a Delaware corporation. The Company is a clinical stage pharmaceutical company focused on developing treatments for cannabis-induced toxicity, such as acute cannabis-induced toxicity in children, acute cannabinoid intoxication (“ACI”) in adults, and the broader landscape of acute cannabis-induced conditions. The Company’s principal operations are located in Lakeway, Texas.

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of approximately $6.3 million for the nine-month period ended March 31, 2025. As of March 31, 2025, the Company had an accumulated deficit of $71.7 million. The Company expects to continue to generate operating losses. In December 2024, the Company entered into a securities purchase agreement which resulted in net proceeds of approximately $14.9 million. Refer to Note 7 for further discussion.

The Company expects that its cash and cash equivalents, along with available funding under the Loan Agreement (see Note 10), will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements.

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

Recent accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance was effective for the Company on July 1, 2024. The Company expects to provide incremental qualitative segment-related disclosures beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2025.

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

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2025	June 30, 2024
Prepaid insurance	$54,197	$95,871
Prepaid research and development	332,899	274,879
Prepaid other	140,938	43,040
Total prepaid expenses	$528,034	$413,790

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2025	June 30, 2024
Accrued payroll related expenses	$18,658	$29,512
Accrued research and development	45,445	47,554
Accrued professional fees	54,351	27,091
Total accrued expenses	$118,454	$104,157

Note 5. Other Assets

Other assets include loan commitment fees. Initial loan commitment fees of approximately $0.7 million were being amortized over three years, the initial term of the loan. In connection with the refinancing (see Note 10), unamortized loan commitment fees of approximately $0.2 million were written off in proportion with the decrease in borrowing capacity. This amount was recognized as incremental interest expense in the Company’s Statements of Operations. The remaining unamortized loan commitment fees are being amortized over three years, the term of the Loan Agreement. The balance was $0.2 million and $0.6 million as of March 31, 2025 and June 30, 2024, respectively. For the three and nine months ended March 31, 2025, the Company recorded interest expense of $36 thousand and $0.2 million related to the amortization of the loan commitment fees, respectively. For both the three and nine months ended March 31, 2024, the Company recorded interest expense of approximately $0.1 million.

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

As part of the initial public offering (“IPO”) in May 2021, the Company issued 192,857 shares of the Company’s common stock $0.001 par value per share (the “common stock”) to Vernalis in lieu of future milestone payments by the Company of approximately $1.4 million, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of March 31, 2025, and therefore no liability has been recorded.

Note 7. Stockholders’ Equity

On November 20, 2023, the Company filed a certificate of amendment with the Secretary of State of the State of Delaware to increase the authorized number of shares of its common stock from 40,000,000 to 50,000,000 shares. As amended, the Company’s authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share, and 2,000,000 shares of preferred stock, par value $0.001 per share.

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

On December 22, 2024, the Company entered into a securities purchase agreement with 22NW Fund, LP (“22NW Fund”), a greater than 5% stockholder of the Company that is controlled by Aron English, a director of the Company, as well as other institutional accredited investors (the “Investors”), pursuant to which, on December 23, 2024, the Company issued and sold to the Investors, in a private placement priced at-the-market (the “Private Placement”) consistent with the rules of the Nasdaq Stock Market LLC (“Nasdaq”), an aggregate of 15,151,514 shares (the “Shares”) of common stock. The purchase price of each Share was $0.99, equal to the Nasdaq Minimum Price, as defined in Nasdaq Listing Rule 5635(d). The Company received aggregate gross proceeds from the Private Placement of approximately $15.0 million, before deducting offering expenses payable by the Company of approximately $0.1 million. In connection with the above transaction, the Company was required to file a registration statement on Form S-3 within sixty days of the closing of the transaction. Therefore, there were certain offering costs (primarily legal fees) associated with the equity transaction that were incurred during the three months ended March 31, 2025, related to this transaction which closed on December 22, 2024. These offering costs are presented separately in the statement of changes in stockholders’ equity for the three months ended March 31, 2025.

Note 8. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares available for issuance under the 2020 Stock Incentive Plan to 3,650,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant. As of March 31, 2025, the Company had 70,019 shares available for future issuance under the 2020 Stock Incentive Plan.

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

There were no options granted during the three months ended March 31, 2025. The following table summarizes the range of key assumptions used to determine the fair value of stock options granted during the three and nine months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Risk-free interest rate	-	4.27%	4.07%	4.27% – 4.77%
Expected term (in years)	-	6.25	5.00	6.25
Expected volatility	-	60.0%	90.0%	60.0%
Expected dividend yield	-	-	-	-

The following table summarizes stock option activity for the nine months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2024	2,319,048	$3.00	6.0
Granted	254,433	$1.56
Exercised	-	$-
Forfeited/cancelled	-	$-
Outstanding at March 31, 2025	2,573,481	$2.85	5.7	$-
Options exercisable at March 31, 2025	1,369,960	$2.83	4.2	$-

The weighted-average grant date fair value of options awarded during the nine months ended March 31, 2025 and 2024 was $1.12 and $1.83, respectively, per share. As of March 31, 2025, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $1.6 million, which is expected to be recognized over a weighted average period of 2.1 years.

The Company recorded stock-based compensation expense of approximately $0.3 million and $1.1 million for the three and nine months ended March 31, 2025, respectively, all of which is included in general and administrative expenses. The Company recorded stock-based compensation expense of approximately $0.2 million and $0.6 million for the three and nine months ended March 31, 2024, respectively, all of which is included in general and administrative expenses.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	March 31,
	2025	2024
Stock options outstanding	2,573,481	2,008,185
Warrants outstanding	2,264,650	2,264,650
Total	4,838,131	4,272,835

Note 10. Loan Agreement

On November 13, 2023, the Company entered into a Loan and Security Agreement (“LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL” and collectively with 22NW, the “Lenders”) which allowed the Company to draw up to $10 million (the “Facility Amount”) as needed to fund future operations until the third anniversary of the LSA (the “Maturity Date”). Pursuant to the LSA, if the Company elects to draw on the Facility Amount (an “Advance”), JFL has the right, but not the obligation to fund 50% of the Advance at the request of the Company. If JFL elects not to fund 50% of the Advance, then 22NW will fund 100% of the Advance. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. Upon the draw of at least $3 million in the aggregate, the LSA was to be collateralized by substantially all of the Company’s assets. All principal drawn and interest accrued under the LSA will be due and payable on the Maturity Date.

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

On February 10, 2025, the Company modified the LSA, pursuant to an Amended and Restated Loan Agreement (the LSA, as amended and restated, the “Loan Agreement”), which, among other things, reduced the maximum loan advance to $3 million, removed all securitization provisions and provides that all of 22NW’s right, title, and interest in and to the LSA and the Loan Agreement and all rights, remedies and obligations of 22NW’s pursuant to the LSA and the Loan Agreement are assigned to 22NW Fund, LP (“22NW Fund”). At the time of this modification, there was no balance outstanding under the LSA. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on February 10, 2028. In addition, the Loan Agreement requires that the Company issue 0.03 shares of common stock per dollar loaned under the Loan Agreement, up to a maximum of 90,000 shares, with a minimum of 50,000 shares being issued in connection with the first advance made pursuant to the Loan Agreement. There was no balance outstanding under the Loan Agreement as of March 31, 2025 and no balance outstanding under the LSA as of June 30, 2024.

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

The Company recorded $0.4 million and $0.8 million of grant income for the three and nine months ended March 31, 2025, respectively. Collection is deemed probable, and therefore no allowance for credit losses has been established. No grant income was recognized during the three and nine months ended March 31, 2024.

Note 12. Subsequent Events

On April 4, 2025, the Company’s stockholders approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 75,000,000 shares. Additionally, the Company’s stockholders approved an amendment to the 2020 Stock Incentive Plan to increase the number of shares of common stock available for awards from 3,650,000 shares to 6,150,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended June 30, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2024 Form 10-K, which was filed with the SEC on September 25, 2024. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in the 2024 Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage pharmaceutical company developing treatments for cannabis-induced toxicity, such as acute cannabis-induced toxicity in children, acute cannabinoid intoxication (“ACI”) in adults, and the broader landscape of acute cannabis-induced conditions. Our lead product candidate, selonabant (formerly ANEB-001), is intended to rapidly reverse the negative effects of cannabis-induced toxicity and reduce time to recovery. Pediatric patients exposed to cannabis are at risk of serious and life-threatening outcomes including Central Nervous System (“CNS”) depression, respiratory depression, seizures, and coma. ACI in adults is characterized by signs and symptoms that may include anxiety, panic attacks, agitation, psychosis, and tachycardia. There are no approved medical treatments currently available to specifically treat cannabis-induced toxicity, and we are not aware of any competing products that are further along in the development process than selonabant in reversing the effects of cannabinoids like delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis.

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

Previous clinical trials completed by a third party have shown that oral selonabant is rapidly absorbed, well tolerated and, when repeatedly administered to obese subjects, leads to weight loss, an effect that is consistent with central antagonism of the cannabinoid receptor type-1 (“CB1”), the primary target of agonists like THC. In March 2021, our European clinical trial application (“CTA”), which is equivalent to an investigational new drug application in the United States, was accepted in the Netherlands to allow us to utilize oral selonabant in a randomized, double-blind, placebo-controlled Phase 2 human proof-of-concept clinical trial for potential use as a treatment for ACI (NCT05282797). The study (the “Netherlands Trial”) was designed to evaluate the safety, tolerability, pharmacokinetics, and effectiveness of a single oral dose of selonabant in treating healthy adult subjects challenged with THC. On March 28, 2023, we announced complete results from Part A and Part B of the Netherlands Trial, in a total of 134 subjects. Dosing of an additional 20 subjects in an open-label extension of the study (“Part C”) was initiated in July 2023 and the study was completed in August 2023. We met with the U.S. Food and Drug Administration (the “FDA”) in July 2023 for a Type B meeting to discuss the Part A and B Phase 2 data and the potential path forward for Phase 3 development of oral selonabant for the treatment of adult ACI and received the minutes of the meeting in August 2023. The FDA indicated that a single well-controlled study of oral selonabant in ACI patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a new drug application. In addition, an observational study in patients presenting to emergency departments with acute cannabis-induced toxicity is currently ongoing. The study is designed to determine concentrations of THC and metabolites in plasma and gather information on signs and symptoms, patients’ disposition and selected assessments, where possible. We believe the data generated from the Netherlands Trial provide support for our development pathway.

Rather than proceeding directly with the Phase 3 studies of oral selonabant in adults with ACI, we are prioritizing the advancement of a selonabant intravenous (“IV”) formulation as a potential treatment for pediatric patients with cannabis-induced CNS depression, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We met with the FDA in December 2024 for a Pre-IND meeting to discuss the development of IV selonabant and the initial plan for clinical testing. FDA acknowledged the unmet need for a treatment for children exposed to cannabis toxicity, and proposed a close, ongoing collaboration to efficiently advance the selonabant program for the pediatric indication. We plan to initiate a single ascending dose (“SAD”) study of IV selonabant in healthy adults in the third quarter of calendar 2025, subject to clearance of the protocol by FDA.

The recent decision by the United States Department of Justice to support the rescheduling of marijuana from a schedule I to a schedule III-controlled substance is a move that we believe will ultimately lead to increased use of cannabis-containing products among US households. This potentially includes edible products that are often the cause of cannabis-induced toxicity in children. We have evaluated the potential advantages of prioritizing a near-term solution for children with more serious symptoms over progressing our plans for clinical studies to support an adult oral ACI treatment and have decided to focus current efforts on the pediatric indication at this time. Our decision to prioritize the development of an intravenous treatment for children is driven by multiple factors, including our recent development of a suitable IV selonabant formulation that enables its use in the pediatric population and our prior discussions with the FDA, which highlighted the need for an alternative formulation of selonabant for treating younger patients. There is increasing recognition among clinicians that this is a growing, unmet medical need in a vulnerable population where there are no approved treatments. Our belief is that the path to approval for an oral treatment for adult ACI may be facilitated by an initial approval for intravenous treatment of cannabis-induced toxicity in the pediatric population. Furthermore, with this unprecedented change in cannabis regulation, Anebulo is uniquely positioned to become a provider of a rapid and clinically impactful solution for Emergency Departments to treat pediatric patients suffering from cannabis-induced toxicity. Research has shown children are much more sensitive to the toxic effects of cannabis. Key factors such as an underdeveloped endocannabinoid system with more CB1 receptors in the brain than adults, and reduced ability to metabolize THC, potentially contribute to a much greater risk to children. The risk is also evident in how cannabis affects this population; in contrast to adults who are exposed to acute cannabis-induced toxicity, children are at risk of serious and life-threatening outcomes such as CNS depression, respiratory depression, seizures, and coma.

In May 2020, we entered into a royalty-bearing license agreement with Vernalis Development Limited (“Vernalis”) to exploit its licensed compounds and licensed products to combat symptoms of ACI and substance addiction. We are currently developing our lead product candidate, selonabant to quickly, and effectively, combat symptoms of ACI.

Our lead product candidate is selonabant, a potent, small molecule cannabinoid receptor antagonist, to address the unmet medical need for a specific antidote for cannabis toxicity. Selonabant is orally bioavailable, rapidly absorbed, and has also been formulated for intravenous administration. We anticipate that both oral and IV selonabant treatments have the potential to reverse the symptoms of cannabis toxicity. Our proprietary position in the treatment of cannabis toxicity is protected by rights to two issued US patents and four pending patent applications covering various methods of use of the compound and delivery systems.

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

As more fully described in the Liquidity and Capital Resources section below, on November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW and JFL Capital Management LLC (“JFL”), as lenders, which originally allowed us to borrow up to $10 million as needed to fund future operations and provided that upon the draw of at least $3 million in the aggregate, the LSA was to be collateralized by substantially all of our assets. On February 10, 2025, we modified the LSA, pursuant to an Amended and Restated Loan Agreement (the LSA, as amended and restated, the “Loan Agreement”), which, among other things, reduced the maximum loan advance to $3 million and removed all securitization provisions. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on February 10, 2028. There was no balance outstanding under the Loan Agreement as of March 31, 2025 and no balance outstanding under the LSA as of June 30, 2024. No balance has been drawn on the LSA or the Loan Agreement since inception.

On July 16, 2024, we were awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced CNS depression in children. With the support of NIDA, Anebulo aims to complete IND-enabling activities and the scale up of its formulation of intravenous selonabant around calendar year end 2024 as it prepares for clinical studies and the Company expects to initiate a SAD study of IV selonabant in adults in the third quarter of calendar 2025, subject to clearance of the protocol by FDA. The grant comes in the form of two tranches with the initial award of $0.9 million in the first year and subsequent funding of approximately $1.0 million subject to certain conditions and milestones prior to the second year, specifically that the Investigational New Drug Application to the FDA for a Phase 1 single ascending dose study of intravenous selonabant in healthy adults is permitted to proceed or that the FDA has not imposed a clinical hold that cannot be successfully addressed with available time and resources.

Recent Events

Nasdaq Compliance

On December 22, 2024, we entered into a securities purchase agreement with 22NW Fund, LP (“22NW”), a greater than 5% stockholder of the Company that is controlled by Aron English, a director of the Company, as well as other institutional accredited investors (the “Investors”), pursuant to which, on December 23, 2024, we issued and sold to the Investors, in a private placement priced at-the-market (the “Private Placement”) consistent with the rules of the Nasdaq Stock Market LLC (“Nasdaq”), an aggregate of 15,151,514 shares (the “Shares”) of common stock, par value $0.001 per share (the “common stock”). The purchase price of each Share was $0.99, equal to the Nasdaq Minimum Price, as defined in Nasdaq Listing Rule 5635(d). We received aggregate gross proceeds from the Private Placement of approximately $15.0 million, before deducting offering expenses payable by the Company of approximately $0.1 million.

On February 20, 2025, we received a letter from Nasdaq stating that the issuance in the Private Placement of the 15,151,514 shares to 22NW Fund failed to comply with Nasdaq Listing Rule 5635(b) (“Rule 5635(b)”), which requires stockholder approval prior to the issuance of securities when the issuance or potential issuance will result in a change of control of the Company. In order to regain compliance with Rule 5635(b), we entered into an irrevocable lock-up agreement pursuant to which 22NW Fund agreed not to vote, sell, transfer, pledge or otherwise dispose of the shares it received in the Private Placement until such time as we obtained stockholder approval of the removal of such restrictions. On April 7, 2025, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that our stockholders had approved the removal of the voting and transfer restrictions on the shares of common stock issued to 22NW Fund in the Private Placement. On April 11, 2025, we received a letter from Nasdaq informing us that, based on such Current Report, Nasdaq had determined that we had regained compliance with Rule 5635(b) and that Nasdaq has closed the matter.

2025 Annual Meeting Matters

On April 4, 2025, at our 2025 Annual Meeting (the “Annual Meeting”), our stockholders approved (1) an amendment to our Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to increase the number of shares of common stock, par value of $0.001 per share, authorized for issuance under the Certificate of Incorporation from 50,000,000 shares to 75,000,000 shares (such amendment, the “Share Increase Amendment”) and (2) an amendment to the Certificate of Incorporation (the “Declassification Charter Amendment”) to provide for the declassification of our Board of Directors commencing at the annual meeting of our stockholders that is held after the filing of the Declassification Charter Amendment (the “Initial Declassified Annual Meeting”), and providing that, commencing with the Initial Declassified Annual Meeting, all directors will stand for election at the Initial Declassified Annual Meeting for a one-year term. On April 11, 2025, we filed the Share Increase Amendment and the Declassification Charter Amendment with the Secretary of State of the State of Delaware. In addition, on April 11, 2025, our Board of Directors approved an amendment (the “Bylaws Amendment”) to our Amended and Restated Bylaws (the “Bylaws”) to include conforming language related to the board declassification in the Bylaws.

Also at the Annual Meeting, our stockholders approved an amendment (the “Amendment”) to the Anebulo Pharmaceuticals, Inc. 2020 Stock Incentive Plan (the “Incentive Plan”) to increase the number of shares of Common Stock available for awards under the Incentive Plan by 2,500,000 shares from 3,650,000 shares to 6,150,000 shares.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to selonabant. Our research and development expenses for the three and nine months ended March 31, 2025 and 2024 included research and development consulting expenses, clinical and nonclinical trials, and other costs, such as third-party and manufacturing costs, associated with development of our lead product candidate, selonabant.

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

General and Administrative Expenses

General and administrative expenses for the three and nine months ended March 31, 2025 and 2024 consisted primarily of professional fees, insurance, personnel costs, including stock-based compensation, and rent.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations:

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2025	2024	Change	2025	2024	Change
Research and development	$638,324	$748,339	$(110,015)	$3,173,718	$3,081,231	$92,487
General and administrative	1,253,998	915,912	338,086	3,718,879	3,887,157	(168,278)
Total operating expenses	1,892,322	1,664,251	228,071	6,892,597	6,968,388	(75,791)
Loss from operations	(1,892,322)	(1,664,251)	(228,071)	(6,892,597)	(6,968,388)	75,791
Other (income) expenses:
Interest expense	245,182	59,696	185,486	364,575	91,534	273,041
Interest income	(102,257)	(68,084)	(34,173)	(135,330)	(198,804)	63,474
Grant income	(359,606)	-	(359,606)	(782,671)	-	(782,671)
Other	528	(2,321)	2,849	764	(9,384)	10,148
Other income, net	(216,153)	(10,709)	(205,444)	(552,662)	(116,654)	(436,008)
Net loss	$(1,676,169)	$(1,653,542)	$(22,627)	$(6,339,935)	$(6,851,734)	$511,799

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2025	2024	Change	2025	2024	Change
Pre-clinical, nonclinical and clinical studies	$46,320	$199,560	$(153,240)	$1,335,220	$1,341,352	$(6,132)
Contract manufacturing	309,429	257,411	52,018	960,894	898,943	61,951
Other research and development	282,575	291,368	(8,793)	877,604	840,936	36,668
Total research and development expenses	$638,324	$748,339	$(110,015)	$3,173,718	$3,081,231	$92,487

Research and development expenses during the three ended March 31, 2025 decreased by $0.1 million from the comparable prior year period. Rather than proceeding directly with the Phase 3 oral ACI studies in adults, we are prioritizing the advancement of a selonabant IV formulation as a potential treatment for pediatric patients with cannabis-induced CNS depression, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. For the three months ended March 31, 2025, pre-clinical, nonclinical, and clinical studies decreased $0.2 million from the prior period, primarily driven by the timing of clinical studies. This decrease was partially offset by a $0.1 million increase in contract manufacturing, which was the result of the Company preparing for the commencement of a Phase I SAD study of IV selonabant in healthy adults.

For the nine months ended March 31, 2025, research and development expenses increased $0.1 million from the comparable prior year period. While pre-clinical, nonclinical and clinical studies expense remained relatively consistent, there was an increase in contract manufacturing and other research and development as the Company prepared to commence the aforementioned Phase I SAD study of IV selonabant.

We expect our research and development expenses to increase as we continue to scale up the IV formulation and commence clinical safety studies.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended March 31,		Period to Period	Nine Months Ended March 31,		Period to Period
	2025	2024	Change	2025	2024	Change
Compensation and related benefits	$364,023	$324,439	$39,584	$1,094,535	$1,437,319	$(342,784)
Professional and consultant fees	418,539	265,134	153,405	930,615	1,293,137	(362,522)
Stock-based compensation expense	255,267	151,639	103,628	1,106,520	581,698	524,822
Directors’ and officers’ insurance	142,672	117,525	25,147	382,813	352,575	30,238
Facilities, fees and other costs	73,497	57,175	16,322	204,396	222,428	(18,032)
Total general and administrative expenses	$1,253,998	$915,912	$338,086	$3,718,879	$3,887,157	$(168,278)

For the three months ended March 31, 2025, general and administrative expenses increased by $0.3 million from the comparable prior year period. Professional and consultant fees increased by $0.2 million due to increased cost in connection with the Company’s debt refinancing, registration statement, and proxy filing. Furthermore, stock-based compensation expense increased $0.1 million due to additional option grants in the current year.

For the nine months ended March 31, 2025, general and administrative expenses decreased by $0.2 million from the comparable prior year period. Compensation and related benefits decreased by $0.3 million, primarily resulting from increased expense recognized in the prior period in connection with the severance agreement entered into with our former CEO during October 2023. Furthermore, professional and consultant fees decreased by $0.4 million over the same period, resulting from an overall decrease due to strategic cost reductions. These decreases were partially offset by an increase in stock-based compensation expense of $0.5 million due to additional option grants.

Interest Expense

Interest expense relates to the amortization of loan commitment fees in connection with the Loan Agreement (and, prior to being amended and restated, the LSA), which was not entered into until November 2023. In connection with the February 2025 refinancing, the Company recognized incremental interest expense of approximately $0.2 million resulting from the write-off of a proportional amount of the loan commitment fees due to a decrease in borrowing capacity.

Interest Income

Interest income for the three months ended March 31, 2025 increased from the comparable prior year period due to an overall increase in average cash and cash equivalents, partially offset by a decrease in interest rates. Conversely, for the nine months ended March 31, 2025, interest income decreased from the comparable prior year period due to a decrease in interest rates coupled with a decrease in overall average cash and cash equivalents.

Grant Income

During the three and nine months ended March 31, 2025, we recognized grant income of $0.4 million and $0.8 million, respectively, in connection with our research and development grant with NIDA. Grant income is derived from the reimbursement of direct out-of-pocket expenses associated with grant activities. There was no grant income recognized during the three or nine months ended March 31, 2024, as the NIDA grant was not executed until July 2024 and there were no other comparable grants.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we received net proceeds of approximately $19.8 million. On September 28, 2022, we closed a private placement offering, in which we received net proceeds of approximately $6.3 million. Furthermore, on December 23, 2024, we closed on another private placement offering, in which we received net proceeds of approximately $14.9 million. As of March 31, 2025, we had cash and cash equivalents of approximately $13.3 million. We expect that our cash and cash equivalents at March 31, 2025, along with access to the amount under the Loan Agreement, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this Quarterly Report. We expect that we will need to raise additional funding in the future, in addition to any amounts we are entitled to draw pursuant to the Loan Agreement, and will seek to raise additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Loan Agreement (previously the Loan and Security Agreement)

On November 13, 2023, we entered into the LSA with 22NW and JFL, as lenders, which originally allowed us to borrow up to $10 million as needed to fund future operations and provided that upon the draw of at least $3 million in the aggregate, the LSA will be collateralized by substantially all of our assets. On February 10, 2025, we modified the LSA, pursuant to the Loan Agreement, which reduced the maximum loan advance to $3 million, removed all securitization provisions and provides that all rights, remedies and obligations of 22NW pursuant to the LSA have been assigned to 22NW Fund pursuant to the Loan Agreement, such that 22NW Fund and JFL are the lenders pursuant to the Loan Agreement. The outstanding balance of the Loan Agreement will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on February 10, 2028 (the “Maturity Date”). In addition, the Loan Agreement requires that we issue 0.03 shares of our common stock per dollar loaned under the Loan Agreement, up to a maximum of 90,000 shares (the “Advance Shares”), with a minimum of 50,000 shares being issued in connection with the first advance made pursuant to the Loan Agreement. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. There was no balance outstanding under the Loan Agreement as of March 31, 2025 and through the date of the filing of this Quarterly report on Form 10-Q and no balance outstanding under the LSA as of June 30, 2024. No balance has been drawn on the LSA or the Loan Agreement since inception.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW Fund, and Nathaniel Calloway, the lead for 22NW Fund, are each members of our Board of Directors.

Cash Flows

The following table sets forth a summary of our cash flows:

	Nine Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,697,635)	$(6,037,910)
Net cash provided by (used in) financing activities	14,883,336	(62,354)
Net increase (decrease) in cash	$10,185,701	$(6,100,264)

During the nine months ended March 31, 2025, we used cash in operating activities of approximately $4.7 million primarily resulting from our net loss of $6.3 million, partially offset by non-cash related stock-based compensation and loan commitment amortization totaling approximately $1.5 million and a change in operating assets and liabilities of approximately $0.2 million. With respect to financing activities, the Company received aggregate gross proceeds from the Private Placement of approximately $15.0 million, which were partially offset by $0.1 million of issuance costs.

During the nine months ended March 31, 2024, we used cash in operating activities of approximately $6.0 million primarily resulting from our net loss of $6.9 million, partially offset by the non-cash related stock-based compensation and loan commitment amortization totaling approximately $0.7 million, and a change in operating assets and liabilities of approximately $0.1 million.

Funding and Material Cash Requirements

We expect that our cash and cash equivalents at March 31, 2025, along with access to the available amount under the Loan Agreement, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this Quarterly Report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

We have the sole discretion to carry out the development and commercialization of selonabant, including obtaining regulatory approvals, and we are responsible for all costs and expenses in connection therewith. We have access to certain regulatory materials, including study reports from clinical and non-clinical trials, under Vernalis’ control. We agreed to use commercially reasonable efforts to (i) develop and commercialize selonabant in the United States and certain European countries and (ii) dose a patient as part of a Phase 2 human clinical trial within two years of the commencement date of the License Agreement (which obligation we have met), and dose a patient as part of a Pivotal Trial (as such term is defined in the License Agreement) within four years of commencement of the License Agreement, which period was in accordance with the terms of the License Agreement extended to  [ ]for a nominal fee. We also agreed to provide Vernalis with periodic reports of our activities and notice of market authorization within specified timeframes.

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

We entered into an agreement with a third-party CRO to assist with conducting our Phase 1 SAD study. The total cost for the current contract is approximately $3.1 million. The contract is expected to be substantially completed by the first quarter of calendar 2026.

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

Accrued Research and Development Expenses

As part of the process of preparing our condensed financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed and some require advanced payments. We make estimates of our accrued expenses of each balance sheet date in our condensed financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

●	CROs in connection with performing research services on our behalf and any clinical trials;

●	investigative sites or other providers in connection with studies and any clinical trials;

●	vendors in connection with the preparation of our NDA filing, market and patient awareness programs, market research and analysis and medical education; and

●	vendors related to drug substance or drug product manufacturing and stability testing, development and distribution of clinical supplies.

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

Stock-Based Compensation Expense

Our 2020 Stock Incentive Plan, as amended, provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to our employees, officers, directors, advisors, and outside consultants for the purchase of up to 6,150,000 shares of our common stock. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant.

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model during the three and nine months ended March 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue. As of March 31, 2025, we have an accumulated deficit of $71.7 million, which includes a fair value adjustment of $26.6 million for warrants converted into Series A preferred stock on a cashless basis in connection with our IPO. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash and cash equivalents at March 31, 2025, along with access to funding under the Loan Agreement, will enable us to fund our current and planned operating expenses and capital expenditures into the second quarter of calendar year 2026. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

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

We cannot assure you that the market for our common stock will be liquid or that our common stock will remain listed on the Nasdaq Capital Market.

Our common stock is listed on the Nasdaq Capital Market. The Nasdaq Capital Market’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements. On February 20, 2025, we received a letter from the Nasdaq stating that the issuance in the Private Placement of the 15,151,514 shares to 22NW Fund failed to comply with Nasdaq Listing Rule 5635(b) (“Rule 5635(b)”), which requires stockholder approval prior to the issuance of securities when the issuance or potential issuance will result in a change of control of the Company. In order to regain compliance with Rule 5635(b), we entered into an irrevocable lock-up agreement pursuant to which 22NW Fund agreed not to vote, sell, transfer, pledge or otherwise dispose of the shares it received in the Private Placement until such time as we obtained stockholder approval of the removal of such restrictions. On April 7, 2025, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that our stockholders had approved the removal of the voting and transfer restrictions on the shares of common stock issued to 22NW Fund in the Private Placement. On April 11, 2025, we received a letter from the Nasdaq informing us that, based on such Current Report, Nasdaq had determined that we had regained compliance with Rule 5635(b) and that Nasdaq closed the matter. We cannot assure you that we will be able to maintain the continued listing standards of the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq Capital Market, such as the corporate governance requirements, the minimum bid price requirement or the minimum stockholder’s equity requirement, The Nasdaq Stock Market LLC may take steps to delist our common stock. Any delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by us during the quarter ended March 31, 2025 that were not previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

None.

Repurchases

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2023).
3.4	Amended and Restated Bylaws of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (Share Increase Amendment) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).
3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (Declassification Charter Amendment) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).
3.7	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).
10.1	Lock-Up Agreement, dated February 24, 2025, by and between the Company and 22NW Fund, LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2025).
10.2	Irrevocable Instruction Letter, dated February 24, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2025).
10.1	Amendment to the Company’s 2020 Stock Incentive Plan (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ANEBULO PHARMACEUTICALS, INC.

Date: May 13, 2025	By:	/s/ Richard Anthony Cunningham
Richard Anthony Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Daniel George
Daniel George
Chief Financial Officer (Principal Financial and Accounting Officer)

