Form 10-K
period 2025-06-30
Anebulo Pharmaceuticals, Inc.
filed 2025-09-29
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $15,057,677 based on the closing price of the Registrant’s common stock on the Nasdaq Capital Market on December 31, 2024. The calculation of the aggregate market value of voting and non-voting common stock excludes shares held by executive officers, directors and stockholders that the Registrant concluded were affiliates of the Registrant on such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of September 25, 2025 was 41,084,731 shares.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties of which you should be aware, including those described in the section entitled “Risk Factors.” These risks include the following:

Risks Related to our Business, Financial Condition and Capital Requirements

●	We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.
●	We currently have no product revenue and will need to raise additional capital in the future, which may be unavailable to us or may cause dilution or place significant restrictions on our ability to operate.
●	We have limited operating history as a publicly traded company, and our inexperience could materially and adversely affect us and our stockholders.
●	Our current and future operations substantially depend on our Founder, our Chief Executive Officer, and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.

Risks Related to Our Intellectual Property

●	If we are unable to obtain and maintain sufficient patent protection for selonabant, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products that are similar or identical to ours, and our ability to successfully commercialize our current or future product candidates may be adversely affected.
●	If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
●	We currently rely on a license from a third party, and in the future may rely on additional licenses from other third parties, in relation to our development of selonabant, and if we fail to comply with our obligations under our current or future intellectual property license agreements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.
●	We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.
●	The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	Delays in the completion of, or the termination of, a clinical trial for selonabant, our lead drug candidate, could adversely affect our business.
●	If we are not able to obtain regulatory approvals for selonabant, we will not be able to commercialize our lead drug candidate and our ability to generate revenue will be limited.
●	Even if we receive regulatory approval for selonabant, our lead drug candidate we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.
●	Interim, topline and preliminary data from our preclinical studies or clinical trials may change as more data become available, and are subject to audit and verification procedures that could result in material changes in the final data.
●	Even if we obtain marketing approval for selonabant, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, selonabant could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with selonabant.
●	Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.
●	Current legislation may increase the difficulty and cost for us to commercialize selonabant and affect the prices we may obtain and our current and future relationships with healthcare professionals, clinical investigators, consultants, patient organizations, customers, CROs and third-party payors.
●	Our lead drug candidate, selonabant, may face competition sooner than expected.
●	Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of selonabant, our lead drug candidate, for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	We may be exposed to product liability risks, and clinical and preclinical liability risks, which could place a substantial financial burden upon us should we be sued.
●	Selonabant, our lead product candidate, may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require it to be taken off the market, require it to include safety warnings or otherwise limit sales of the product.
●	We currently have no marketing and sales organization and we have no direct experience marketing pharmaceutical products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties to market and sell our products after approval, we may not be able to generate product revenues.
●	New drugs, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.
●	Recent changes implemented by the United States government, including changes to grant funding and trade policies, may have an adverse effect on our reputation, business, financial condition and results of operations.

Risks Related to Our Reliance on Third Parties

●	We depend on third parties in connection with our preclinical testing and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing selonabant or future product candidates.
●	We will be completely dependent on third parties to manufacture selonabant, and our commercialization of selonabant could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of selonabant or fail to do so at acceptable quality levels or prices.
●	Our reliance on collaborations with third parties to develop and commercialize selonabant is subject to inherent risks and may result in delays in product development and lost or reduced revenues, restricting our ability to commercialize selonabant and adversely affecting our profitability.

Risks Related to Government Regulation of our Industry

●	Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.
●	Clinical trials for selonabant have and may in the future be conducted outside the United States and not under an IND, and where this is the case, the FDA may not accept data from such trials.

Risks Related to Ownership of Our Common Stock

●	We intend to seek stockholder approval of a reverse stock split, which is being proposed in connection with our proposed plan to go private and to delist our common stock from the Nasdaq Stock Market and deregister our common stock under the Exchange Act.
●	The trading price and volume of our common stock in the public markets has experienced, and may in the future experience, volatility due to a variety of factors, many of which are beyond our control.
●	Future sales, or the perception of future sales, of a substantial number of our shares of common stock could depress the trading price of our common stock.
●	Our principal stockholders and management own a substantial majority of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
●	Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain disputes and that federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum.
●	We do not expect to pay any dividends on our common stock.

General Risk Factors

●	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
●	We are incurring significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.
●	Changes in accounting principles or guidance, or in their interpretations, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.
●	We are an emerging growth company and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies; as a result, our securities may be less attractive to investors.
●	Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
●	Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.
●	If securities or industry analysts do not publish or cease publishing research or reports about us, or if they change their recommendations adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.
●	Health epidemics or pandemics may adversely affect our business, financial condition and results of operations.
●	Unstable market and economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may have serious adverse consequences on our business, financial condition and stock price.
●	Inflation may adversely affect us by increasing our costs.
●	We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply could lead to regulatory investigations or actions, litigation, fines and penalties, and other adverse consequences.
●	If our internal information technology systems or sensitive information, or those of our third-party CROs or other contractors or consultants, are or were compromised, we could experience adverse consequences, including a material disruption of the development of our product candidates.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage pharmaceutical company developing treatments for cannabis-induced toxicity, such as acute cannabis-induced toxicity in children, acute cannabinoid intoxication (“ACI”) and the broader landscape of acute cannabis-induced conditions. Our lead product candidate, selonabant (formerly ANEB-001), is intended to rapidly reverse the negative effects of cannabis-induced toxicity and reduce time to recovery. Pediatric patients exposed to cannabis are at risk of serious and life-threatening outcomes including Central Nervous System (“CNS”) depression, respiratory depression, seizures, and coma. ACI in adults is characterized by signs and symptoms that may include anxiety, panic attacks, agitation, psychosis, and tachycardia. There are no approved medical treatments currently available to specifically treat cannabis-induced toxicity, and we are not aware of any competing products that are further along in the development process than selonabant in reversing the effects of cannabinoids like delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis.

Cannabis-induced toxicity has become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. Unintentional or excessive ingestion of THC via edible products such as gummies, candies, and brownies, is a major cause of THC-related emergency room visits.

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

Rather than proceeding directly with the Phase 3 studies of oral selonabant in adults with ACI, we are prioritizing the advancement of a selonabant intravenous (“IV”) formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We have scaled up the IV formulation for initial clinical safety studies. We met with the FDA in December 2024 for a Pre-IND meeting to discuss the development of IV selonabant and the initial plan for clinical testing. FDA acknowledged the unmet need for a treatment for children exposed to cannabis toxicity, and proposed a close, ongoing collaboration to efficiently advance the selonabant program for the pediatric indication. We initiated a single ascending dose (“SAD”) study of IV selonabant in healthy adults in the third quarter of calendar 2025.

The recent decision by the United States Department of Justice to support the rescheduling of marijuana from a schedule I to a schedule III-controlled substance is a move that we believe will ultimately lead to increased use of cannabis-containing products among US households. This potentially includes edible products that are often the cause of unintentional cannabis poisoning in children. We have evaluated the potential advantages of prioritizing a near-term solution for children with more serious symptoms over progressing our plans for clinical studies to support an adult oral ACI treatment and have decided to focus current efforts on the pediatric indication at this time. Our decision to prioritize the development of an intravenous treatment for children is driven by multiple factors. Our recent development of a suitable IV selonabant formulation enables its use in the pediatric population. Our prior discussions with the FDA have highlighted the need for an alternative formulation of selonabant for treating younger patients. There is increasing recognition among clinicians that this is a growing, unmet medical need in a vulnerable population where there are no approved treatments. Our belief is that the path to approval for an oral treatment for adult ACI may be facilitated by an initial approval for intravenous treatment of unintentional cannabis poisoning in the pediatric population. Furthermore, with this unprecedented change in cannabis regulation, Anebulo is uniquely positioned to become a provider of a rapid and clinically impactful solution for Emergency Departments to treat pediatric patients suffering from unintentional cannabis poisoning. Research has shown children are much more sensitive to the serious toxic effects of cannabis. Key factors such as underdeveloped endocannabinoid system with more CB1 receptors in the brain than adults, and reduced ability to metabolize THC, potentially contribute to a much greater risk to children. The risk is also evident in how cannabis effects this population; in contrast to adults who are exposed to acute cannabis-induced toxicity, children are at risk of serious and life-threatening outcomes such as CNS depression, respiratory depression, seizures, and coma.

Our Lead Product Candidate

Our objective is to develop and commercialize new treatment options for patients suffering from cannabis-induced toxicity. Our lead product candidate is selonabant, a potent, small molecule antagonist of cannabinoid binding receptor type-1 (“CB1”), the primary receptor involved in the psychotropic effects of cannabinoids, with the potential to address the unmet medical need for a therapy to treat cannabis toxicity. Selonabant is orally bioavailable, rapidly absorbed, and has also been formulated for intravenous treatment. Both oral and IV selonabant are being designed to rapidly reverse the symptoms of cannabis toxicity and reduce the time to recovery. Our proprietary position in the treatment of cannabis toxicity is protected by three issued US patents and rights to six additional patent applications, two pending Patent Cooperation Treaty (PCT) applications and additional international patent applications, covering various methods of use of the compound, aspects of selonabant, and delivery systems. We initiated a SAD study of IV selonabant in healthy adults in the third quarter of calendar 2025.

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

Individuals can use or consume cannabinoids in natural or unnatural formulations, orally or by inhalation, and intentionally and unintentionally, all of which can result in intoxication. Natural formulations include edibles and marijuana cigarettes; unnatural formulations include synthetics. Individuals consume cannabinoids orally by ingesting edibles or synthetics and by inhalation through smoking or vaping marijuana or synthetics. Cannabinoids can also be ingested unintentionally through these same methods where, for example, children consume edibles by mistaking them for common consumer items like candy that would not otherwise contain THC. Pediatric patients accidentally exposed to cannabis are at risk of serious and life-threatening outcomes including CNS depression, respiratory depression, seizures, and coma. ACI in adults is characterized by signs and symptoms that may include anxiety, panic attacks, agitation, psychosis, and tachycardia. Many of these symptoms can require emergency medical attention and can take hours to days to resolve depending on the particular product and amount ingested. Currently, there is no specific treatment to reverse ACI and physicians have to rely on supportive care, including benzodiazepines, and wait for the body to metabolize the THC or synthetic cannabinoid.

We are relying on studies performed by a third party for a different indication, obesity, and the FDA or a foreign equivalent regulator may disagree with our ability to reference the clinical data generated by such third-party trials in connection with the indication for cannabis toxicity and addiction. See “Risk Factors —Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization.”

Our Market Opportunity

Cannabis toxicity has become a widespread health issue in the United States as an increasing number of states have legalized cannabis for medical or recreational use. As of June 30, 2025, cannabis was legal for recreational use in 24 states and the District of Columbia and for medical use in 40 states.

Key Drivers to Rising Incidence

The numbers

In 2022, 61.9 million people (22% of people aged 12 or older) used marijuana[1]

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

We believe that both the number of cannabis-associated emergency department visits and the unmet medical need will continue to grow due to the increasing availability and consumption of edibles. In THC-containing edibles, the dose of THC can be as much as eight times more potent than a rolled marijuana cigarette. Edibles are frequently manufactured as common consumer products, such as brownies, cookies, candies and gummy snacks with brightly-colored packaging. THC concentrations in edibles peak after a delay of about two to four hours from ingestion. This time to peak concentration contrasts with smoking cannabis, which causes THC concentrations to peak in about three to 10 minutes from inhalation. Consumers possibly will approach edibles with the same serving size expectations as consumer products without THC. Moreover, children are particularly at risk for accidentally consuming edibles due to the edibles’ brightly-colored packaging and formulation into candies and sweets. The confluence of these factors can be dangerous and increases the risk of cannabis toxicity. Emergency department visits were 33 times more likely for edibles as compared with other routes of cannabis consumption, according to the article “Mental Health-related Emergency Department Visits Associated with Cannabis in Colorado,” published in Academic Emergency Medicine (May 2018). Sales of edibles are rapidly growing, according to data collected by Statista, and are expected to continue growing into the future.

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

Our Growth Strategy

Our goal is to create a therapeutic to treat the underlying cause of cannabis toxicity in patients with ACI and unintentional cannabis poisoning. As noted above, there are currently no FDA approved medical treatments on the market to specifically alleviate the negative neuropsychological effects of cannabis toxicity in adults and the serious and life-threatening effects in children. The absence and growing unmet need for such treatments gives us the unique opportunity to create novel solutions and become a leader in the cannabinoid treatment space. To achieve our goal, our strategy will be guided by the following principles:

●	Develop and commercialize our CB1 antagonist, selonabant, in the United States. Rather than proceeding directly with the Phase 3 oral selonabant studies in adults, we have prioritized the advancement of a selonabant IV formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We have scaled up the intravenous formulation for initial clinical safety studies. Cannabis toxicity in adults remains a distinct and viable market opportunity, which the company plans to pursue once we are able to provide a necessary treatment for pediatric patients presenting with the most serious and life-threatening symptoms of unintentional cannabis poisoning.

●	Explore strategic collaborations to commercialize selonabant. Our plan is to widely commercialize selonabant, if approved. To accomplish this objective, we may partner with companies that possess a direct sales force and sales representatives.

●	Strive for capital efficiency in developing selonabant. We aim to be capital efficient in our development of selonabant by outsourcing our clinical and non-clinical research, manufacturing and data management activities. We anticipate this will lower our clinical development costs and improve our ability to efficiently commercialize selonabant if it is approved by the FDA.

●	Introduce promising product candidate extensions. We have developed a selonabant intravenous formulation, and along with the oral formulation, we are investigating additional potential routes of administration.

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

Part C of the study was an open-label phase with two cohorts of 10 subjects each. Subjects in Cohort 7 received a single oral dose of 40 mg of THC together with a single oral dose of 10 mg of selonabant. Subjects in Cohort 8 received a single oral dose of 60 mg of THC together with a single oral dose of 20 mg of selonabant. In the earlier Part B of the study, a single oral dose of 40 mg THC without selonabant was not well tolerated due to overt THC-related effects. However, the use of even higher THC challenge doses was considered acceptable by an independent institutional review board (“IRB”) provided that all subjects would also receive selonabant. Part C of the study was therefore conducted as an open-label design without a placebo arm. Subjective and objective assessments performed during the open-label Part C of the study were similar to those used in Parts A and B, with the addition of several new outcome measures intended to explore further evidence of clinically meaningful effects. Based on preliminary safety observations, THC challenge doses of 40 mg and 60 mg were well-tolerated when dosed in combination with selonabant, and all treatment-related adverse events were mild and transient. A single dose of 10 mg selonabant administered with 40 mg THC or 20 mg selonabant administered with 60 mg THC mitigated the major effects of these high THC doses when compared to pooled placebo data at 20 mg or 30 mg of THC in Part B of the study. Selonabant significantly decreased visual analog scale (“VAS”) “Feeling High,” significantly increased VAS “Alertness,” significantly reduced body sway, and significantly reduced heart rate when compared to the pooled placebo data. A publication on the full results of Part C is planned. In total, 189 subjects have been dosed with selonabant in the various Phase 1 and Phase 2 studies.

Enrollment in our observational pharmacokinetic study in the United States is ongoing. The purpose of the study is to gather data on plasma levels of cannabinoids and metabolites in subjects with cannabis toxicity in the emergency department setting, and where possible, to assess their condition. We are currently modifying the goals of this clinical study to focus on more pediatric cannabis-induced toxicity. The data from the study are expected to further support selonabant development.

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

Research and Development

We are making, and expect to continue to make, substantial expenditures to fund proprietary research and development of our selonabant product candidate and to support preclinical testing and clinical trials necessary for regulatory filings. Our research and development team, including a third-party CRO, is continually undertaking efforts to advance research and development goals. During the fiscal years ended June 30, 2025 and June 30, 2024, we incurred research and development expenses of approximately $4.3 million and $3.5 million, respectively.

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

Current Legislation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals (“HCPs”), clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Moreover, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	the federal civil and criminal false claims, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require biotechnology companies to report information on the pricing of certain drug products, state and local laws that require the registration of pharmaceutical sales representatives;
●	HIPAA prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
●	analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of personal data (including personal health information) in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state transparency laws that require the reporting of certain pricing information; among other state laws.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further discussed above, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we anticipate that more states will pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

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

Protection of Intellectual Property

We strive to protect our intellectual property in a variety of ways to promote the development of our product candidate and business. Our strategy to safeguard this intellectual property includes the following:

● Patents and patent applications. We are in the process of obtaining method of use, formulation, and polymorph patents intended to cover our selonabant product candidate, which are important to the development of our business. We have filed or intend to file patent applications related to aspects of selonabant, our product candidate. We have obtained three patents, U.S. Patent No. 11,141,404, titled “Formulations And Methods For Treating Acute Cannabinoid Overdose” which is expected to provide patent protection through 2040, U.S. Patent No. 11,795,146, titled “Crystalline Forms of a Cannabinoid Receptor Type 1 (CB1) Modulator and Methods of Use and Preparation Thereof” which is expected to provide patent protection through 2042, and U.S. Patent No. 12,180,155, titled “Crystalline Forms of a Cannabinoid Receptor Type 1 (CB1) Modulator and Methods of Use and Preparation Thereof” which is expected to provide patent protection through 2042. We have filed and will continue to file in foreign jurisdictions for our patent applications at the relevant time.

● Regulatory exclusivity. Upon approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA may not approve a generic version of the drug. In addition, in seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA and then later challenged pursuant to a paragraph IV certification. As part of the Paragraph IV certification process, an NDA holder may initiate a patent infringement lawsuit against the ANDA applicant. The filing of a patent infringement lawsuit by an NDA holder automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the Orange Book-listed patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant. Additionally, we could receive an orphan drug designation, which would grant a total of seven years of marketing exclusivity in the United States under the US Orphan Drug Act of 1983, or pediatric drug designation, which provides NDA holders (under the Best Pharmaceuticals for Children Act (the “BPCA”)) a six-month extension of any exclusivity (patent or non-patent) for a drug.

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

Employees and Human Capital Resources

As of June 30, 2025, we had two full-time employees and one part-time employee, none of whom were covered by collective bargaining agreements. In addition, we have a number of outside consultants who are not on our payroll, who are involved directly in scientific research and development activities. We believe that we maintain strong relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We pay our employees competitively and offer a range of company-paid benefits, which we believe are competitive with others in our industry. Moreover, we believe our long-term incentives are structured in a manner to provide time-based vesting schedules that are retentive and we incentivize employees through the granting of stock-based awards and cash-based discretionary bonus awards

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We qualify as an “emerging growth company” as defined under the Securities Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

● being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

● not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

● reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

● exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period. We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1.235 billion or more in annual gross revenues; (ii) the end of fiscal year 2026; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which generally means that we have been public for at least 12 months, have filed at least one annual report, and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then-most recently completed second fiscal quarter.

We have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than the information you might receive from other public reporting companies in which you hold equity interests.

We also qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, and to the extent we continue to qualify as a “smaller reporting company,” after we cease to qualify as an “emerging growth company,” certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (2) scaled executive compensation disclosures; and (3) the ability to provide only two years of audited financial statements, instead of three years.

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

We have not generated any revenue. As of June 30, 2025, we have an accumulated deficit of $73.9 million, which includes a fair value adjustment of $26.6 million for warrants converted into Series A preferred stock on a cashless basis in connection with our IPO. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash and cash equivalents at June 30, 2025, along with access to funding under our loan agreement with 22NW, LP (“22NW) and JFL Capital Management LLC (“JFL”) for a debt facility (the “Loan Agreement”), will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

Other than the Loan Agreement, we currently do not have any arrangements or credit facilities as a source of funds, and we make no assurance that we will be able to raise sufficient additional capital in the future if needed on acceptable terms, or at all. Even if we draw down the entire $3 million available under the Loan Agreement, we will still require additional funding to fund our planned operations and capital expenditures. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our current or future product candidates and other business, seek collaborations, or amend existing collaborations, for research and development programs at an earlier stage than otherwise would be desirable or for the development of programs that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available, dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves, pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders, file for bankruptcy or cease operations altogether. This may materially adversely affect our operations and financial condition as well as our ability to achieve our business objectives and maintain competitiveness.

If we raise additional capital by issuing equity securities and/or equity-linked securities, the percentage ownership of our existing stockholders may be reduced, and accordingly our stockholders may experience substantial dilution. In addition, the Loan Agreement requires that we issue 0.03 shares of common stock per dollar loaned under the Loan Agreement, which will result in dilution to shareholders. We may also issue equity securities and/or equity-linked securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity and equity-linked issuances are very common types of fundraising for companies like us, the risk of dilution is particularly significant for our stockholders.

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

We have a limited operating history as a publicly traded company, and our inexperience could materially and adversely affect us and our stockholders.

We became a public company in May 2021 and, therefore, we have a limited operating history as a publicly traded company. Our board of directors and management team have overall responsibility for our management. As a publicly traded company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy our periodic SEC reporting and Nasdaq obligations. We cannot assure you that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company. Failure to do so could jeopardize our status as a public company, and the loss of such status may materially and adversely affect us and our stockholders.

Our current and future operations substantially depend on our Founder, our Chief Executive Officer, and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to selonabant, our product candidate. On October 12, 2021, the United States Patent and Trademark Office issued to us U.S. Patent No. 11,141,404, titled “Formulations and Methods for Treating Acute Cannabinoid Overdose.” The issued patent describes the use of our investigational drug selonabant to treat cannabis toxicity, and is expected to provide patent protection through 2040. On October 24, 2023 and December 31, 2024 the United States Patent and Trademark Office issued to us U.S Patent Nos. 11,795,146, titled “Crystalline Forms of a Cannabinoid Receptor Type 1 (CB1) Modulator and Methods of Use and Preparation Thereof” and U.S. Patent No. 12,180,155 titled “Crystalline Forms of a Cannabinoid Receptor Type 1 (CB1) Modulator and Methods of Use and Preparation Thereof.” The issued patents describe polymorphs of our investigational drug selonabant. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to aspects of our product candidate that are important to our business and maintaining and protecting our existing patents. Given that the development of our product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our product candidates is also at an early stage. For example, we have filed or intend to file additional patent applications related to aspects of selonabant, our product candidate; however, there can be no assurance that any such patent applications will issue as granted patents around the world. The requirements for patentability differ in certain countries, and certain countries have heightened requirements for patentability. Further, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidate, and provisional patent applications are not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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

Patent protection is important in the development and eventual commercialization of our product candidate. Patents covering our product candidate normally provide market exclusivity, which is important in order for our product candidate to become profitable. We obtained one patent in October 2021, which is expected to provide patent protection through 2040, one patent in October 2023 which is expected to provide patent protection through 2042, and one patent in December 2024 which is expected to provide patent protection through 2042. Even if we are successful in obtaining further patents, patents have a limited lifespan. In the United States, the natural expiration of a utility patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection, we may be open to competition from generic versions of such compositions, methods and devices. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar to ours.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, including HCPs, clinical investigators, CROs, third-party payors and customers may expose it to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently, or may in the future, conduct our business could adversely affect our business, reputation, financial condition and results of operations. For example, the U.S. government has recently adopted a new policy that would limit National Institutes of Health research funding for “indirect costs” to 15% of grants, which is an important form of funding for medical research at universities, medical schools, research hospitals and other scientific institutions and is significantly below what many institutions have been receiving for indirect costs. While, as of the date of this Annual Report, there is a nationwide injunction preventing the policy from taking effect, if this policy, or any other policies related to grant funding, are ultimately put in place, we may be unable to realize all of the benefits of our two-year cooperative grant from the National Institute on Drug Abuse, part of the National Institutes of Health, and the potential to receive future grant funding may be adversely affected.

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

We engage third parties to perform various aspects of our preclinical testing and clinical trials. We have entered into agreements with third parties, including Traxeus, Aptuit (Verona) SRL, PPD, Sterling Pharma Solutions, Piramal Pharma Solutions, Charles River Laboratory, WuXi AppTec, and Centre for Human Drug Research, which provide certain pharmaceutical research and development services to us. We depend on these third parties to perform these activities on a timely basis in accordance with the protocol, good laboratory practices, good clinical practices and other regulatory requirements. Our reliance on these third parties for preclinical and clinical development activities reduces our control over these activities. Accordingly, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, our preclinical testing and clinical trials may be extended, delayed, terminated or our data may be rejected by the FDA. If there are delays in testing or obtaining regulatory approvals as a result of a third party’s failure to perform, our drug discovery and development costs will likely increase, and we may not be able to obtain regulatory approval for or successfully commercialize our current or future product candidates.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, the financial operations.

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

Risks Related to Ownership of Our Common Stock

We intend to seek stockholder approval of a reverse stock split, which is being proposed in connection with our proposed plan to go private and to delist our common stock from the Nasdaq Stock Market and deregister our common stock under the Exchange Act.

As previously disclosed, on July 23, 2025, we announced that a special committee of independent directors (the “Special Committee”) has recommended, and our board of directors has approved, as part of a proposed going private transaction, an amendment (the “Amendment”) to our Second Amended and Restated Certificate of Incorporation (the “certificate of incorporation”), to effect a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock, subject to obtaining the requisite approval of the Company’s stockholders at a special meeting of stockholders to be held for that purpose. The board may abandon the Reverse Stock Split at any time prior to the filing and effectiveness of the Amendment to the Company’s certificate of incorporation, even after stockholder approval, if the Board determines that the Reverse Stock Split is no longer in the best interests of the Company or its stockholders.

If such approval is obtained, and the board, in its discretion, determines to effect the Reverse Stock Split, we will give notice to The Nasdaq Stock Market of our intent to voluntarily delist our common stock and to withdraw the registration of our common stock with the SEC. We would then file a Form 25 Notification of Removal From Listing with the SEC at such time. If we proceed with such filing, we expect that listing of our shares on Nasdaq will be terminated thereafter, at which time we would file a Form 15 with the SEC to suspend our reporting obligations under Section 15(d) of the Exchange Act. Following deregistration, we would no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Accordingly, there would be significantly less information regarding our company available to stockholders and potential investors. In addition, we would no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act, although we would still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws. Following deregistration, our executive officers, directors and 10% stockholders would no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% stockholders would no longer be subject to the recovery of short-swing profits provision of the Exchange Act, and persons acquiring 5% of our common stock would no longer be required to report their beneficial ownership under the Exchange Act. Following the delisting of our common stock, any trading in our common stock would only occur in privately negotiated sales or potentially on the over-the-counter (“OTC”) market, if one or more brokers chooses to make a market for our common stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. The lack of public information and increased illiquidity would make trading in shares of our common stock more difficult, which could cause the value of our common stock to decrease.

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

Certain of our executive officers, directors and large stockholders own a substantial majority of our outstanding capital stock. As a result of their share ownership, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, can control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Joseph F. Lawler M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL, and Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of our Board of Directors. Due to their positions with JFL and 22NW, such individuals may also exert significant control over certain matters. Furthermore, if we draw down amounts under the Loan Agreement, we will issue to the lenders 0.03 shares of common stock per dollar loaned under the Loan Agreement.

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

The global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, bank failures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further discussed above, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we anticipate that more states will pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management Strategy

We are a clinical-stage pharmaceutical company developing treatments for cannabis-induced toxicity, such as acute cannabis-induced toxicity in children, acute cannabinoid intoxication (“ACI”) in adults, and the broader landscape of acute cannabis-induced conditions. We and our third-party service providers, such as contract research organizations (“CROs”), collect, process, transmit, and store sensitive data on our systems, including intellectual property, proprietary or confidential business information, and a variety of personal data.

We rely on third parties, including cloud vendors, for various business functions. We select key third-party service providers based on several factors, including the type of data processed and the nature of services offered, and we oversee such key third-party service providers by conducting vendor diligence upon onboarding and ongoing monitoring, including a review of SOC-1 reports on an annual basis. Anebulo’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes and relies on threat intelligence as well as other information obtained from governmental, public, or private sources.

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

As of the date of this Annual Report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. For more information, see “Risk factors - If our internal information technology systems or sensitive information, or those of our third-party CROs or other contractors or consultants, are or were compromised, we could experience adverse consequences from such compromise, including but not limited to, a material disruption of the development of our product candidates, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.”

Item 2. Properties.

We manage our business operations from our principal executive office in Lakeway, Texas, in leased space under a sublease with JFL Capital Management LLC, a company controlled by Joseph F. Lawler, the founder and a director of our company. Since July 2023, we have been paying rent of approximately $400 per month. We believe our present office space is adequate for our current operations and for near-term planned expansion. We recorded rent expense of approximately $4,800 for the fiscal years ended June 30, 2025 and 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “ANEB.” The last price of our common stock as reported on the Nasdaq Capital Market on September 26, 2025 was $2.40 per share.

Holders of Record

As of September 25, 2025, there were approximately 15 holders of record of our common stock. The number of record holders was determined from the records of the transfer agent.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

Unregistered Sales of Equity Securities

None.

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

Overview

We are a clinical-stage pharmaceutical company developing treatments for cannabis-induced toxicity, such as acute cannabis-induced toxicity in children, ACI in adults, and the broader landscape of acute cannabis-induced conditions. Our lead product candidate, selonabant (formerly ANEB-001), is intended to rapidly reverse the negative effects of cannabis-induced toxicity and reduce time to recovery. Pediatric patients exposed to cannabis are at risk of serious and life-threatening outcomes including CNS depression, respiratory depression, seizures, and coma. ACI in adults is characterized by signs and symptoms that may include anxiety, panic attacks, agitation, psychosis, and tachycardia. There are no approved medical treatments currently available to specifically treat cannabis-induced toxicity, and we are not aware of any competing products that are further along in the development process than selonabant in reversing the effects of cannabinoids like delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis.

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

Rather than proceeding directly with the Phase 3 studies of oral selonabant in adults with ACI, we are prioritizing the advancement of a selonabant IV formulation as a potential treatment for pediatric patients with cannabis-induced CNS depression, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We met with the FDA in December 2024 for a Pre-IND meeting to discuss the development of IV selonabant and the initial plan for clinical testing. FDA acknowledged the unmet need for a treatment for children exposed to cannabis toxicity, and proposed a close, ongoing collaboration to efficiently advance the selonabant program for the pediatric indication. We initiated a SAD study of IV selonabant in healthy adults in the third quarter of calendar 2025.

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

Our lead product candidate is selonabant, a potent, small molecule cannabinoid receptor antagonist, to address the unmet medical need for a specific antidote for cannabis toxicity. Selonabant is orally bioavailable, rapidly absorbed, and has also been formulated for intravenous administration. We anticipate that both oral and IV selonabant treatments have the potential to reverse the symptoms of cannabis toxicity. Our proprietary position in the treatment of cannabis toxicity is protected by two issued US patents and rights to six additional patent applications, two pending Patent Cooperation Treaty (PCT) applications, and additional international patent applications, covering various methods of use of the compound, aspects of selonabant, and delivery systems.

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

On October 12, 2021, the United States Patent and Trademark Office issued to us U.S. Patent No. 11,141,404, titled “Formulations and Methods For Treating Acute Cannabinoid Overdose.” The issued patent describes the use of our investigational drug selonabant to treat acute cannabinoid overdose and is expected to provide patent protection through 2040. On October 24, 2023 and December 31, 2024 the United States Patent and Trademark Office issued to us U.S Patent Nos. 11,795,146, titled “Crystalline Forms of a Cannabinoid Receptor Type 1 (CB1) Modulator and Methods of Use and Preparation Thereof” and U.S. Patent No. 12,180,155 titled “Crystalline Forms of a Cannabinoid Receptor Type 1 (CB1) Modulator and Methods of Use and Preparation Thereof.” The issued patents describe polymorphs of our investigational drug selonabant.

As more fully described in the Liquidity and Capital Resources section below, on November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW and JFL Capital Management LLC (“JFL”), as lenders, which originally allowed us to borrow up to $10 million as needed to fund future operations and provided that upon the draw of at least $3 million in the aggregate, the LSA was to be collateralized by substantially all of our assets. On February 10, 2025, we modified the LSA, pursuant to an Amended and Restated Loan Agreement (the LSA, as amended and restated, the “Loan Agreement”), which, among other things, reduced the maximum loan advance to $3 million and removed all securitization provisions. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed thereunder shall be due and payable on February 10, 2028. There was no balance outstanding under the Loan Agreement as of June 30, 2025 and no balance outstanding under the LSA as of June 30, 2024. No balance has been drawn on the LSA or the Loan Agreement since inception.

On July 16, 2024, we were awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced CNS depression in children. With the support of NIDA, Anebulo completed IND-enabling activities and the scale up of its formulation of intravenous selonabant during fiscal 2025. We initiated a SAD study of IV selonabant in healthy adults in the third quarter of calendar 2025. The grant comes in the form of two tranches with the initial award of $0.9 million in the first year and subsequent funding of approximately $1.0 million subject to certain conditions and milestones in the second year, specifically that the Investigational New Drug Application to the FDA for a Phase 1 SAD study of IV selonabant in healthy adults is permitted to proceed or an FDA clinical hold is imposed that cannot be successfully addressed with available time and resources. The grant was awarded under NIH award number 1U01DA059995-01.

On July 23, 2025, we announced that a Special Committee of independent directors has recommended, and our Board has approved, as part of a proposed going private transaction, the Amendment to our certificate of incorporation to effect the Reverse Stock Split subject to obtaining the requisite approval of our stockholders at a special meeting of Stockholders to be held for that purpose, the date of which meeting has not yet been determined.

Specifically, the board approved the amendment to our certificate of incorporation to effect a Reverse Stock Split of our issued and outstanding common stock, including stock held by us as treasury shares, at a ratio (the “Stock Split Ratio”) of not less than 1-for-2,500 and not greater than 1-for-7,500 (the “Range”), with the exact Stock Split Ratio to be set within the Range without further approval or authorization of our stockholders at the discretion of the board and included in a public announcement, subject to the authority of the board to abandon the Amendment. The Reverse Stock Split would be undertaken as part of our plan to go private and terminate the registration of our common stock under Section 12(b) of the Exchange Act, and suspend our duty to file periodic reports and other information with the SEC under Section 13(a) thereunder, and to delist our common stock from The Nasdaq Stock Market. The primary purpose of the Reverse Stock Split is to enable us to maintain the number of record holders of our common stock below 300, which is the level at or above which we are required to file public reports with the SEC.

Subsequent to the Company’s announcement on July 23, 2025, the Company received inbound interest from potential financial and strategic partners. Consistent with our commitment to maximize stockholder value, the Special Committee and the board will review all strategic alternatives available to the Company, including the proposed going private transaction and related Reverse Stock Split, a sale of the Company’s assets and/or a merger transaction. While the strategic review process is ongoing, we currently plan to move forward with holding the special meeting of stockholders to approve the Reverse Stock Split.

There can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome. There is no deadline or definitive timetable set for completion of the strategic alternatives review process. Similarly, even if the Company’s stockholders approve the Reverse Stock Split at the special meeting, the board could determine to abandon the Reverse Stock Split for any reason, including to enter into an alternative transaction.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to selonabant. Our research and development expenses for the fiscal years ended June 30, 2025 and 2024 included research and development consulting expenses, clinical trials, and other costs, such as third-party and manufacturing costs, associated with development of our lead product candidate, selonabant.

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

General and Administrative Expenses

General and administrative expenses for the fiscal years ended June 30, 2025 and 2024 consisted primarily of professional fees, insurance, personnel costs, stock-based compensation, and rent.

Results of Operations

Comparison of the Years Ended June 30, 2025 and 2024

The following table summarizes our results of operations:

	For the Years ended June 30,		Period to Period
	2025	2024	Change
Research and development	$4,299,941	$3,548,937	$751,004
General and administrative	4,923,540	4,759,818	163,722
Total operating expenses	9,223,481	8,308,755	914,726
Loss from operations	(9,223,481)	(8,308,755)	(914,726)
Other (income) expenses:
Interest expense	382,014	151,230	230,784
Interest income	(257,913)	(249,022)	(8,891)
Grant income	(864,014)	-	(864,014)
Other	1,195	(9,260)	10,455
Other income, net	(738,718)	(107,052)	(631,666)
Net loss	$(8,484,763)	$(8,201,703)	$(283,060)

Research and Development Expenses

	For the Years ended June 30,		Period to Period
	2025	2024	Change
Pre-clinical and clinical studies	$1,842,209	$1,668,780	$173,429
Contract manufacturing	1,196,728	795,134	401,594
Consultants and other research and development	1,261,004	1,085,023	175,981
Total research and development expenses	$4,299,941	$3,548,937	$751,004

The overall increase in research and development expenses for the fiscal year ended June 30, 2025 compared with the fiscal year ended June 30, 2024 was primarily attributable to an increase in activities related to pre-clinical and clinical studies, and direct third-party costs incurred under agreements with CROs and CMOs for selonabant. We completed our Phase 2 proof of concept clinical trial for ACI during the first half of the fiscal year ended June 30, 2024, resulting in less expense than the current year. Rather than proceeding directly with the Phase 3 oral ACI studies in adults, we are prioritizing the advancement of a selonabant IV formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We have successfully scaled up the IV formulation for initial clinical safety studies. We incurred increased pre-clinical and clinical studies and contract manufacturing expenses in the year ended June 30, 2025 as we began to prepare for our Phase 1 SAD study for IV selonabant. We expect our research and development expenses to increase as we complete the current study and prepare for further clinical trials.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the Years ended June 30,		Period to Period
	2025	2024	Change
Compensation and related benefits	$1,403,200	$1,733,032	$(329,832)
Professional and consultant fees	1,291,557	1,526,442	(234,885)
Stock-based compensation expense	1,446,824	758,884	687,940
Directors’ and officers’ insurance	497,748	469,855	27,893
Facilities, fees and other costs	284,211	271,605	12,606
Total general and administrative expenses	$4,923,540	$4,759,818	$163,722

For the year ended June 30, 2025, general and administrative expenses increased by $0.2 million from the prior year. Compensation and related benefits decreased by $0.3 million, primarily resulting from increased expense recognized in the prior period in connection with the severance agreement entered into with our former CEO during October 2023. Furthermore, professional and consultant fees decreased by $0.2 million over the same period, resulting from an overall decrease due to strategic cost reductions. These decreases were offset by an increase in stock-based compensation expense of $0.7 million due to additional option grants.

Interest Expense

Interest expense relates to the amortization of loan commitment fees in connection with the Loan Agreement (and, prior to being amended and restated, the LSA). In connection with the February 2025 refinancing, we recognized incremental interest expense of approximately $0.2 million resulting from the write-off of a proportional amount of the loan commitment fees due to a decrease in borrowing capacity.

Interest Income

Interest income was relatively flat year-over-year. We had an increase in average cash and cash equivalents balances following the December 2024 private placement transaction, partially offset by a decrease in the prevailing market interest rates.

Grant Income

During the year ended June 30, 2025, we recognized grant income of $0.9 million in connection with our research and development grant with NIDA. Grant income is derived from the reimbursement of direct out-of-pocket expenses associated with grant activities. There was no grant income recognized during the prior year, as the NIDA grant was not executed until July 2024 and there were no other comparable grants.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we received net proceeds of approximately $19.8 million. On September 28, 2022, we closed a private placement in which we received net proceeds of approximately $6.3 million. Furthermore, on December 23, 2024, we closed another private placement offering in which we received net proceeds of approximately $14.9 million. As of June 30, 2025, we had cash and cash equivalents of approximately $11.6 million. We anticipate our cash and cash equivalents, plus available funding under the Loan Agreement, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements. As and if necessary, we will seek to raise these additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Loan Agreement (previously the Loan and Security Agreement)

On November 13, 2023, we entered into the LSA with 22NW and JFL, as lenders, which originally allowed us to borrow up to $10 million as needed to fund future operations and provided that upon the draw of at least $3 million in the aggregate, the LSA will be collateralized by substantially all of our assets. On February 10, 2025, we modified the LSA, pursuant to the Loan Agreement, which reduced the maximum loan advance to $3 million, removed all securitization provisions and provides that all rights, remedies and obligations of 22NW pursuant to the LSA have been assigned to 22NW Fund pursuant to the Loan Agreement, such that 22NW Fund and JFL are the lenders pursuant to the Loan Agreement. The outstanding balance of the Loan Agreement will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed thereunder shall be due and payable on February 10, 2028 (the “Maturity Date”). In addition, the Loan Agreement requires that we issue 0.03 shares of our common stock per dollar loaned under the Loan Agreement, up to a maximum of 90,000 shares (the “Advance Shares”), with a minimum of 50,000 shares being issued in connection with the first advance made pursuant to the Loan Agreement. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. There was no balance outstanding under the Loan Agreement as of June 30, 2025 and through the date of the filing of this Annual report on Form 10-K and no balance outstanding under the LSA as of June 30, 2024. No balance has been drawn on the LSA or the Loan Agreement since inception.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of our Board of Directors.

Cash Flows

The following table sets forth a summary of our cash flows:

	For the Years ended June 30,
	2025	2024
Net cash used in operating activities	$(6,349,687)	$(8,090,849)
Net cash provided by (used in) financing activities	14,883,336	(62,354)
Net increase (decrease) in cash and cash equivalents	$8,533,649	$(8,153,203)

During the fiscal year ended June 30, 2025, cash and cash equivalents increased by $8.5 million. Cash used in operations was $6.3 million, which primarily resulted from our net loss of $8.5 million, partially offset by the non-cash stock-based compensation of $1.4 million, non-cash amortization of loan commitment fee of $0.4 million, and a change in operating assets and liabilities of $0.3 million. Cash used in operations was offset by cash provided by financing activities, primarily resulting from approximately $14.9 million in net proceeds from the issuance of common stock.

During the fiscal year ended June 30, 2024, cash and cash equivalents decreased by $8.2 million, which consisted of cash used in operating activities of $8.1 million primarily resulting from our net loss of $8.2 million, partially offset by the non-cash related stock-based compensation of $0.8 million, non-cash amortization of loan commitment fee of $0.2 million, and a change in operating assets and liabilities of ($0.8) million. We also used cash from financing activities of approximately $0.1 million primarily resulting from the payment of certain offering costs.

Funding and Material Cash Requirements

We expect that our cash and cash equivalents at June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, to support our material cash requirements in the near-term (within one year) and long-term (beyond one year), we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes. If we raise additional capital by issuing equity securities and/or equity-linked securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities and/or equity-linked securities that provide rights, preferences and privileges senior to those of our common stock. Any additional debt financing, if obtained, may involve agreements that include liens on our assets and covenants limiting or restricting our ability to take specific actions such as incurring additional debt. Debt financing could also be required to be repaid regardless of our operating results. If we raise funds through collaborations, license or development agreements, we may be required to relinquish some rights to our current or future products or revenue streams or grant licenses on terms that are not favorable to us. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of our current or future product candidates and other business.

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

We have the sole discretion to carry out the development and commercialization of selonabant, including obtaining regulatory approvals, and we are responsible for all costs and expenses in connection therewith. We have access to certain regulatory materials, including study reports from clinical and non-clinical trials, under Vernalis’ control. We agreed to use commercially reasonable efforts to (i) develop and commercialize selonabant in the United States and certain European countries and (ii) dose a patient as part of a Phase 2 human clinical trial within two years of the commencement date of the License Agreement (which obligation we have met), and dose a patient as part of a Pivotal Trial (as such term is defined in the License Agreement) within four years of commencement of the License Agreement, which period was in accordance with the terms of the License Agreement extended for 12 months for a nominal fee. In May 2025, the License Agreement was extended for an additional 12 months for a nominal fee. We also agreed to provide Vernalis with periodic reports of our activities and notice of market authorization within specified timeframes.

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

We entered into an agreement with a third-party CRO to assist with conducting our Phase 1 SAD study. The total cost for the current contract is approximately $3.5 million. The contract is expected to be substantially completed by the third quarter of calendar 2026.

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model during the fiscal year ended June 30, 2025, with the exception of the stock and exercise prices.

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

Based on that evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On September 25, 2025, Daniel George notified the Company of his decision to resign from his position as the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer to pursue another opportunity. Mr. George’s resignation will be effective as of September 30, 2025. Mr. George’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices, including any matters concerning the Company’s controls or any financial or accounting-related matters or disclosures.

On September 29, 2025, the Board of Directors of the Company appointed Richard Anthony Cunningham (55), the Company’s current Chief Executive Officer, to serve as the Company’s Interim Chief Financial Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer, effective as of September 30, 2025. Mr. Cunningham will serve in such positions until a successor is named.

See “Item 11. Executive Compensation” for a description of Mr. Cunningham’s qualifications and experience.

The Company has not yet determined if any additional compensation will be paid to Mr. Cunningham for serving as Interim Chief Financial Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer.

There are no family relationships between Mr. Cunningham and any of the Company’s directors or executive officers. In addition, Mr. Cunningham is not a party to any transaction, or series of transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 9C. DISCLOSURE regarding FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors are as follows:

Name	Age
Joseph F. Lawler	53	Dr. Lawler founded Anebulo in April 2020 and has been a member of the Board since April 2020. Dr. Lawler briefly served as our President from April to June 2020. Dr. Lawler is also the founder and has served as Managing Member of JFL Capital Management LLC, a healthcare investment fund with an emphasis on companies pursuing clinical drug development, since January 2015. Prior to Dr. Lawler’s involvement with JFL Capital Management LLC, Dr. Lawler was a co-founder and served as Senior Managing Partner of Merus Capital Partners, LLC, a proprietary trading business, from October 2011 to November 2014. Dr. Lawler received his M.D. and Ph.D. from The Johns Hopkins University School of Medicine and he earned his B.A. degree from Queens College, City University of New York. Our Nominating and Corporate Governance Committee believes that Dr. Lawler’s extensive expertise in the biomedical field, and extensive experience in investment and strategic development, qualify him to serve on our Board of Directors.

Richard Anthony Cunningham	55	Mr. Cunningham has served as our Chief Executive Officer and a member of the Board since October 2023. He has over 20 years of leadership experience in the healthcare and biopharmaceutical industry. Prior to joining the Company, Mr. Cunningham was the Chief Executive Officer at Tyme Technologies Inc., a clinical-stage biopharmaceutical company, which position he held from November 2020 to October 2022. Prior to that, Mr. Cunningham was the Chief Executive Officer and President of IXC Discovery, Inc. (formerly, Icagen Inc.), a drug discovery company, which positions he held from November 2014 to November 2020. He has also served as a director of IXC Discovery, Inc. since April 2020. Before IXC Discovery, Inc., Mr. Cunningham held various roles at pharmaceutical and healthcare companies, including Boehringer Ingelheim and Valeant Pharmaceuticals (now, Bausch Health Companies Inc.; NYSE: BHC). His experience includes a broad array of responsibilities, including mergers and acquisitions, business development, strategy development, therapeutic launches, contracting, managed care, and sales and marketing. He has led the commercialization and launch of multiple therapies in oncology, rare disease, infectious disease, respiratory, neurology, cardiovascular and metabolic diseases. Our Nominating and Corporate Governance Committee believes that Mr. Cunningham’s extensive industry experience as a biotechnology director and executive officer, and his position as our Chief Executive Officer, qualify him to serve on our Board of Directors.

Aron R. English	43	Mr. English has served as a member of the Board since June 2020. Mr. English is the founder and has served as the President and Portfolio Manager of 22NW, LP, a Seattle-based value fund specializing in small and microcap investments with a multi-year investment horizon, since August 2014. Previously, Mr. English served as the director of research at Meson Capital Partners LLC, an investment firm, from January 2014 to August 2014. Prior to that, Mr. English served as director of research at RBF Capital, LLC, a provider of wealth management and financial services, from September 2010 until December 2013, after initially serving as a research analyst at the firm from September 2008 to September 2010. Mr. English earned his B.A. degree in English Literature with honors from the University of Washington and has been a CFA Charterholder since 2008. Our Nominating and Corporate Governance Committee believes that Mr. English’s investment experience and extensive knowledge of the capital markets qualify him to serve on our Board of Directors.

Nathaniel Calloway	43	Dr. Calloway has served as a member of the Board since October 2022. He is an analyst and partner at 22NW, LP, a Seattle-based value fund specializing in small and microcap investments with a multi-year investment horizon, where he has been employed since June 2021. Dr. Calloway is the lead for 22NW, LP’s biotechnology, pharmaceutical and other healthcare investments, including Anebulo Pharmaceuticals, Inc. He also served as a member of the board of directors of Lifecore Biomedical, Inc. (Nasdaq: LFCR), a medical contract development and manufacturing organization, from January 2023 until August 2024. Prior to that, Dr. Calloway was the Associate Director of Healthcare Research for Edison Group from December 2015 to June 2021. He has a PhD in Chemistry and Chemical Biology from Cornell University, a Masters of Science in Chemistry from Columbia, and completed a post-doctoral study in neuroscience at Weill Cornell Medical School. He has 10 scientific publications in the areas of physical chemistry, biochemistry and neuroscience. Our Nominating and Corporate Governance Committee believes that Dr. Calloway’s extensive experience as an analyst for biotechnology, pharmaceutical and healthcare investments, as well as his academic background and publications, qualify him to serve on our Board of Directors.

Areta Kupchyk	68	Ms. Kupchyk has served as a member of the Board since April 2021. Ms. Kupchyk is currently the Principal at Kupchyk Consulting LLC, an FDA legal consulting firm that she founded in July 2024. Previously, she was a partner in the law firm of Foley Hoag LLP, where she co-chaired the firm’s FDA Law practice group, from October 2015 until June 2024. Ms. Kupchyk is an FDA lawyer who advises biotechnology, medical device and pharmaceutical companies, as well as healthcare providers and institutions, researchers and investors in FDA-related matters. Ms. Kupchyk previously served as Associate Chief Counsel for Drugs and Biologics and Assistant General Counsel for Litigation at the FDA from 1993 to 2003. Ms. Kupchyk received a B.A. degree from the University of Maryland Baltimore County and J.D. from the University of Maryland School of Law with honors (Order of the Coif). Our Nominating and Corporate Governance Committee believes that Ms. Kupchyk’s extensive experience as regulatory counsel at the FDA, as well as legal expertise in the life sciences field, qualify her to serve on our Board of Directors.

Kenneth Lin	52	Dr. Lin has served as a member of the Board since February 2021. Dr. Lin founded and served as the President and Chief Executive Officer of Ab Initio Biotherapeutics from January 2015 to July 2019. From July 2012 to July 2014, he was the Vice President of Corporate Development and Investor Relations for Ulthera, Inc., a medical device company that was acquired by Merz Pharma. From April 2008 to June 2012, Dr. Lin was a Vice President at TPG, a private equity investment firm, where he focused on healthcare. He received his M.D. from Case Western Reserve University with honors and his B.S. degree in Biological Sciences from Stanford University. Our Nominating and Corporate Governance Committee believes that Dr. Lin’s extensive experience with private equity investing and management of biotechnology companies qualify him to serve on our Board of Directors.

Jason M. Aryeh	57	Mr. Aryeh has served as a member of the Board since March 2021. Mr. Aryeh is the founder and managing general partner of JALAA Equities, LP, a private investment fund focused on the biotechnology and medical device sectors, and has served in such capacity since 1997. Mr. Aryeh also currently serves on the board of directors for three other publicly traded companies in the life sciences industry, having served as a member of the board of directors of Ligand Pharmaceuticals Inc. (“Ligand”), a biopharmaceutical company focused on developing or acquiring technologies that help pharmaceutical companies discover and develop medicines, since September 2006, Orchestra BioMed, Inc. (“Orchestra”), a biomedical innovation company focused on developing transformative therapeutic products, since November 2018, and Lifecore Biomedical, Inc. (“Lifecore”), since August 2024. He serves as Chairman of Ligand’s nominating and governance committee and as a member of its compensation committee, as Chairman of Orchestra’s nominating and governance committee and on its compensation committee, and as a member of Lifecore’s nominating and governance committee. Mr. Aryeh has served as a director of numerous public and private companies. Mr. Aryeh also has transactional expertise in capital markets. Mr. Aryeh earned a B.A. in economics, with honors, from Colgate University, and is a member of the Omicron Delta Epsilon Society in economics. Our Nominating and Corporate Governance Committee believes that Mr. Aryeh’s in-depth knowledge of the biopharmaceutical market and broad range of companies in the industry, and experience as the managing general partner of an investment fund focused on the life sciences sector, qualify him to serve on our Board of Directors.

Bimal Shah	49	Mr. Shah has served as a member of the Board since October 2023. Mr. Shah currently serves as a Managing Director of Locust Walk, a global investment bank that serves the life sciences industry. Mr. Shah previously was the Chief Financial Officer of Corium LLC, a Boston-based commercial-stage biopharmaceutical company, where he was employed from August 2022 to December 2023. Prior to joining Corium, he served as Senior Vice President, Corporate Finance and Strategy, for Sumitovant Biopharma, Inc., a wholly owned subsidiary of Sumitomo Pharmaceuticals Co., Ltd., one of Japan’s largest pharmaceutical companies, from January 2021 to August 2022. Mr. Shah previously held business development, finance, and strategic commercial roles at Spectrum Pharmaceuticals, Inc. (Vice President, Corporate and Business Development from June 2013 to January 2021, and Vice President, Finance and Business Development from June 2010 to June 2013) and Genentech Inc. (part of Roche). He also worked in the financial sector at Goldman Sachs, J.P. Morgan, and Warburg Pincus, where he focused on the broader life sciences and healthcare sectors and was responsible for executing a wide range of deal transactions, including financings, investments, acquisitions, and alliances. Mr. Shah received his Master’s in Business Administration, Master of Arts in International Policy Studies and Bachelor’s in Economics from Stanford University. Our Nominating and Corporate Governance Committee believes that Mr. Shah’s experience in finance and accounting and knowledge of the biopharmaceutical industry qualify him to serve on our Board of Directors.

information regarding Our board of directors and corporate governance

Independence of The Board of Directors

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards as in effect from time to time.

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

Audit Committee

The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee our corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; approves the engagement of and determines the compensation for the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; reviews and provides oversight of transactions between the company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal control over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; oversight risk assessment and management, including risks related to cybersecurity; and meets to review our annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Audit Committee is composed of three directors: Mr. Shah (Chair), Mr. Aryeh, and Dr. Lin. The Audit Committee met four times during the fiscal year. The Board has adopted a written Audit Committee charter that is available to stockholders on our website at https://ir.anebulo.com/corporate-governance.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

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

Compensation Committee

The Compensation Committee is composed of three directors: Ms. Kupchyk (Chair), Mr. Calloway, and Mr. Shah. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). The Compensation Committee met four times during the last fiscal year. The Board has adopted a written Compensation Committee charter that is available to stockholders on our website at https://ir.anebulo.com/corporate-governance.

The Compensation Committee acts on behalf of the Board to review, adopt or recommend to the Board for adoption our compensation strategy, policies, plans and programs, including:

●	establishment of corporate and individual performance goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers and evaluation of performance in light of these stated objectives;

●	review and approval or recommendation to the Board for approval of the compensation and other terms of employment or service, including severance and change-in-control arrangements, of our executive officers and the other executive officers and reviewing and making recommendations to the Bord regarding the adequacy of director compensation; and

●	administration of our incentive-compensation plans, equity-based plans and clawback policy.

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

The Compensation Committee determines compensation, including bonuses for executive officers after considering the achievement of our performance goals and objectives and personal contribution and performance, in addition to any specific performance criteria set for performance-based bonuses.

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

The Nominating and Corporate Governance Committee is composed of three directors: Mr. Aryeh (Chair), Mr. English and Ms. Kupchyk. All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met twice during the last fiscal year. The Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders on our website at https://ir.anebulo.com/corporate-governance.

Shareholder communications with the board of directors

The Board has a process by which stockholders may communicate with the Board. Any stockholder desiring to communicate with the Board may do so in writing by sending a letter addressed to the Board of Directors, c/o Corporate Secretary at the following address: 1017 Ranch Road 620 South, Suite 107, Lakeway, Texas 78734. The Corporate Secretary has been instructed by the Board to promptly forward communications so received to the members of the Board.

Code of Ethics

We have adopted a written code of business conduct and ethics (the “Code of Ethics”), that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Ethics is available on the investor section of our website at www.anebulo.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics that are required to be disclosed pursuant to SEC rules.

INSIDER TRADING POLICY

We maintain an Insider Trading Policy that contains prohibitions on, among other items, officers, directors and employees purchasing or selling our securities while in possession of material, non-public information, or otherwise using such information for their own personal benefit. While our executive officers are not required to enter into trading plans in advance of any transactions in our securities, our executives and directors are permitted to enter into trading plans that are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act. The Insider Trading Policy also requires the Company to comply with all insider trading laws, rules and regulations, and any applicable listing standards when engaging in transactions in its own securities.

Item 11. Executive Compensation

The names, ages and positions of all executive officers are listed below.

Name	Age	Position(s)
Richard Anthony Cunningham	55	Chief Executive Officer
Daniel George	55	Part time Chief Financial Officer
Kenneth C. Cundy, Ph.D.	66	Chief Scientific Officer

Richard Anthony Cunningham has served as our Chief Executive Officer and a member of the Board since October 2023. Refer to Mr. Cunningham’s biography above in Item 10.

Daniel George has served as our part time Chief Financial Officer since September 2023. He dedicates approximately 25% of his business time to Anebulo. He has managed his professional services practice since December 2022, specializing in providing executive financial services to healthcare companies. Mr. George served as the Chief Financial Officer and Treasurer of Lucira Health, Inc. a publicly traded medical diagnostics company (“Lucira”), on a full-time basis from August 2020 to November 2022. Lucira filed for bankruptcy in February 2023 and was acquired by Pfizer, Inc. through a bankruptcy auction in April 2023. From April 2019 until August 2020, Mr. George served as Lucira’s Chief Financial Officer and Treasurer through his consulting practice, which he established in May 2016, specializing in providing executive financial services to healthcare companies covering a broad range of specialties. Mr. George served as Vice President, Finance for Avinger Inc., a publicly traded medical device company specializing in peripheral atherectomy from August 2014 to May 2016. From June 2012 to August 2014, Mr. George served as a consultant and Vice President of Finance for ApniCure, Inc., a medical device company specializing in the treatment of sleep apnea. From March 2009 to June 2012, Mr. George worked for Avantis Medical Systems, Inc., a manufacturer of colonoscopy visualization technology, where he was both a consultant and Chief Financial Officer. Mr. George was also the Sr. Director of Finance at FoxHollow Technologies Inc., a publicly traded medical device company, and worked for PricewaterhouseCoopers LLP, an accounting and management consulting firm, in the assurance and business advisory practice. Mr. George holds B.S. degrees in both Accounting and Finance from California State University, Long Beach.

Kenneth C. Cundy, Ph.D., has served as our Chief Scientific Officer since May 2022. Prior to that, Dr. Cundy served as the Chief Scientific Officer of CohBar, Inc., a publicly traded clinical stage biotechnology company developing therapeutics targeting chronic and age-related diseases, from November 2014 to March 2022. From December 2012 to November 2014, Dr. Cundy served as the Chief Scientific Officer for XenoPort, Inc., a biopharmaceutical company focused on the development of product candidates for the potential treatment of neurological disorders, and he also served as its Senior Vice President of Preclinical and Clinical Sciences from 2011 to 2012, as its Vice President of Preclinical Development from 2004 to 2011, and as its Vice President of Biopharmaceutics from 2000 to 2004. From 1992 to 2000, Dr. Cundy was Senior Director of Biopharmaceutics at Gilead Sciences, Inc. Prior to Gilead Sciences, from 1988 to 1992, Dr. Cundy was Principal Research Investigator at Sterling Drug, a pharmaceutical division of Eastman Kodak Company. He received a B.S. in Pharmacy from the University of Manchester and was registered as a pharmacist in the United Kingdom. He received a Ph.D. in Pharmaceutical Sciences from the University of Kentucky and postdoctoral training in Biochemistry at the University of California, Berkeley.

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2025 and 2024, compensation awarded to or paid to, or earned by, (i) all individuals who served as our principal executive officer during the fiscal year ended June 30, 2025, (ii) the two most highly compensated executive officers (other than the principal executive officer) of the Company who were serving as an executive officer of the Company at June 30, 2025 and (iii) former executive officers who would have been among our two most highly compensated executive officers for fiscal 2025 but for the fact that they did not serve as an executive officer at June 30, 2025 (the “named executive officers”).

Summary Compensation Table for Fiscal 2025

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Richard Anthony Cunningham(3) Chief Executive Officer	2025	461,250		—	—	532,146	—	993,396
	2024	332,885		—	—	1,367,325	—	1,700,210
Kenneth C. Cundy Chief Scientific Officer	2025	395,997		116,470	—	90,169	—	602,636
	2024	380,766		111,990	—	119,395	—	612,151
Daniel George (4) Part time Chief Financial Officer	2025	208,755	(5)	—	—	—	—	208,755
	2024	147,268	(5)	—	—	—	—	147,268

(1)	Dollar amounts reflect the aggregate grant date fair value of awards granted during the indicated year. This amount has been computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of these amounts are described in our audited financial statements in this Annual Report on Form 10-K for the fiscal years ended June 30, 2025 and 2024. These amounts do not reflect the actual economic value that will be realized by the officer upon the vesting or exercise (as applicable) of the award or the sale of the common stock underlying such award.
(2)	Mr. Cunningham was appointed as Chief Executive Officer on October 6, 2023.
(3)	Mr. George was appointed as our part time Chief Financial Officer on September 28, 2023. Pursuant to his offer letter, we compensated Mr. George at a rate of $400 per hour.

Narrative to Summary Compensation Table

Annual Base Salary

The compensation of our named executive officers is determined and approved by our Board. The fiscal 2025 annual base salaries for our named executive officers, were as follows:

NAME	2025 BASE
Richard Anthony Cunningham(1)	$472,500
Kenneth C. Cundy(2)	$403,761
Daniel George(3)	—

(1)	Mr. Cunningham’s annual base salary at the beginning of fiscal 2025 was $450,000. The amount was increased to $472,500 per year effective January 1, 2025.
(2)	Dr. Cundy’s annual base salary at the beginning of fiscal 2025 was $388,232. The amount was increased to $403,761 per year effective January 1, 2025
(3)	Mr. George was appointed as our part time Chief Financial Officer on September 28, 2023. Pursuant to his offer letter, we compensated Mr. George at a rate of $400 per hour. We compensated Mr. George an aggregate of $208,755 during fiscal 2025.

Discretionary Bonuses

In January 2025, the Compensation Committee approved one-time discretionary bonus for Dr. Cundy. Dr. Cundy received a $116,470 bonus, which was paid in cash. Dr. Cundy was paid a bonus of $111,900 for the prior year.

The Compensation Committee reviewed and considered various factors in determining the amount of the discretionary bonuses. The factors considered included advancement of our product candidate, the responsibilities of each named executive officer, the level of retention risk, compensation trends within the industry, and the financial performance, capital raising and cash management of the Company. The discretionary bonuses were not based on specific quantitative formulas but rather were related to subjective evaluations by the Compensation Committee after weighing the above factors and the named executive officer’s contributions to the Company. Although the Compensation Committee reviewed key compensation trends in the life science industry, the amount of the discretionary awards was not benchmarked or tied to any other performance metrics or pay of similar executives at peer companies.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our named executive officers’ interests with those of our stockholders and to retain and incentivize our named executive officers over the long-term. Generally, our Board of Directors, or the Compensation Committee, approves equity grants. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our named executive officers generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize our named executive officers with respect to achieving certain corporate goals or to reward our named executive officers for exceptional performance. We have granted all equity awards under our 2020 Stock Incentive Plan. All options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of the grant of such award. During the fiscal year ended June 30, 2025, we made the following equity-based incentive awards to our named executive officers:

In April 2025, we granted Dr. Cundy an option to purchase 115,037 shares of our common stock with a per share exercise price of $1.02. One sixteenth of the shares became vested and exercisable on April 4, 2025, with the remainder schedule to vest and become exercisable in fifteen equal quarterly installments on each July 15, October 15, January 15, and April 15 thereafter, subject to his continuous service with us.

In April 2025, we granted Mr. Cunningham an option to purchase 316,352 shares of our common stock with a per share exercise price of $1.02. One sixteenth of the shares became vested and exercisable on April 4, 2025, with the remainder schedule to vest and become exercisable in fifteen equal quarterly installments on each July 15, October 15, January 15, and April 15 thereafter, subject to his continuous service with us.

In December 2024, we granted Mr. Cunningham an option to purchase 254,433 shares of our common stock with a per share exercise price of $1.56. The shares became fully vested and exercisable on the grant date of December 9, 2024.

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

Daniel George. In connection with his appointment as our part-time Chief Financial Officer, on September 26, 2023, we entered into an offer letter with Mr. George, which provides for compensation at a rate of $400 per hour.

Richard Anthony Cunningham. In connection with his appointment as our Chief Executive Officer on October 6, 2023, the Company entered into an employment agreement with Mr. Cunningham (the “Cunningham Employment Agreement”), that provides for, among other things, an initial annual base salary of $450,000, a grant of a Time-Based Option to purchase up to 600,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the grant date (the “Grant Date Closing Price”), which vests in 16 equal quarterly installments commencing on January 1, 2024, provided Mr. Cunningham remains employed with us on the respective vesting dates, and a grant of a Performance-Based Option to purchase up to 140,000 shares of our common stock at an exercise price per share equal to the Grant Date Closing Price, which vests in installments upon achievement of certain business development, clinical and corporate milestones on or before October 5, 2027. The Cunningham Employment Agreement also provides that Mr. Cunningham is subject to certain restrictive covenants, including confidentiality, non-solicitation of our employees, customers, subscribers or suppliers, and non-disparagement restrictions.

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

Dr. Cundy. If Dr. Cundy’s employment is terminated by us without “Cause” or by his resignation for “Good Reason,” then Dr. Cundy shall be entitled to severance in an amount equal to six months of his annual base compensation and we will pay his and his eligible dependents’ COBRA premiums, subject to eligibility and timely election, until the earliest of (i) six months following the termination or resignation date, (ii) the expiration of his eligibility for continuation of coverage under COBRA and (iii) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment. In addition, the number of shares subject to Other Stock-Based Awards (as defined under our 2020 Stock Incentive Plan) that in connection with a termination without “Cause” but absent a Change in Control, would have vested during the six months immediately following such termination or resignation date shall immediately vest and be exercisable in accordance with their terms.

In addition, certain of our named executive officers are eligible for accelerated vesting of Other Stock-Based Awards held by them upon a “Change in Control” as described below. Mr. George would not be eligible for accelerated vesting of Other Stock-Based Awards upon a “Change in Control”.

Mr. Cunningham. All stock-based awards granted to Mr. Cunningham under our 2020 Stock Incentive Plan and held by him, but which are still outstanding, as of immediately prior to a Change in Control, to the extent unvested, shall immediately become 100% vested on a date set by the Board, provided Mr. Cunningham was employed by the Company on the date of the Change in Control.

Dr. Cundy. All stock-based awards granted to Dr. Cundy under our 2020 Stock Incentive Plan and held by him, but which are still outstanding, as of immediately prior to a Change in Control, to the extent unvested, shall immediately become 100% vested on a date set by the Board, provided Dr. Cundy was employed by the Company on the date of the Change in Control. Dr. Cundy’s Time-Based Option fully vests upon the closing of a Change in Control, subject to Dr. Cundy’s continuous service on the date of such Board approval.

Under the employment agreements with Mr. Cunningham and Dr. Cundy:

●	in the case of Mr. Cunningham, a termination for “Cause” means a termination upon: (i) a material breach by Mr. Cunningham of this Agreement and other agreements with the Company (including, without limitation, any breach of the restrictive covenants of any such agreement), (ii) Mr. Cunningham’s willful failure to substantially perform the duties set forth in this Agreement (other than any such failure resulting from his Disability); (iii) Mr. Cunningham’s willful failure to carry out, or comply with, in any material respect any lawful directive of the Board; (iv) Mr. Cunningham’s conviction of, guilty plea to, or confession of guilt of, a felony, (v) fraudulent, dishonest, or illegal conduct by Mr. Cunningham in the performance of services for or on behalf of the Company or any of the Company Affiliates, (vi) any repeated conduct by Mr. Cunningham in material violation of the Company’s written policies, (vii) any conduct by Mr. Cunningham that is materially detrimental to the reputation of the Company or any of the Company Affiliates, (viii) Mr. Cunningham’s misappropriation of funds of the Company or any of the Company Affiliates, or (ix) Mr. Cunningham’s engaging in discrimination, sexual harassment, other harassment, retaliation, or any conduct involving an act of moral turpitude. A termination of Mr. Cunningham’s employment for Cause shall not be effective unless (i) the Company provides written notice to Mr. Cunningham of the facts alleged by the Company to constitute Cause and such notice is delivered to him no more than ninety (90) days after the Company has actual knowledge of such facts and (ii) in the case of terminations under clauses (i), (ii), (iii), (vi), (vii), and (ix), Mr. Cunningham has been given an opportunity of no less than ten (10) days after receipt of such notice to cure the circumstances alleged to give rise to Cause;

●	In the case of Dr. Cundy, a termination for “Cause” means a termination due to: (i) the named executive officer’s willful failure to substantially perform the duties set forth in his employment agreement (other than any such failure resulting from the named executive officer’s disability); (ii) the named executive officer’s willful failure to carry out, or comply with, in any material respect any lawful directive of the Board; (iii) the named executive officer’s commission at any time of any act or omission that results in, or may reasonably be expected to result in, a conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any felony or crime involving moral turpitude; (iv) the named executive officer’s unlawful use (including being under the influence) or possession of illegal drugs on the Company’s premises or while performing the named executive officer’s duties and responsibilities under his employment agreement; (v) the named executive officer’s commission at any time of any act of fraud, embezzlement, misappropriation, material misconduct, conversion of assets of the Company or breach of fiduciary duty against the Company (or any predecessor thereto or successor thereof); or (vi) the named executive officer’s material breach of his employment agreement or other agreements with the Company (including, without limitation, any breach of the restrictive covenants of any such agreement); and which, in the case of clauses (i), (ii) and (vi), continues beyond 30 days after the Company has provided the named executive officer written notice of such failure or breach (to the extent that, in the reasonable judgment of the Board, such failure or breach can be cured by the named executive officer), so long as such notice is provided within 90 days after the Company knew or should have known of such condition;

●	a resignation for “Good Reason” means a resignation after the occurrence of one or more of the following conditions without the named executive officer’s written consent: (i) a material diminution in the named executive officer’s authority, duties, or responsibilities; (ii) a material diminution in the named executive officer’s annual base compensation; (iii) a material change in the geographic location at which the named executive officer must perform the services under his employment agreement that requires the named executive officer to relocate his residence; or (iv) any other action or inaction that constitutes a material breach of the named executive officer’s employment agreement by the Company; and which, in the case of any of the foregoing, continues beyond 30 days after the named executive officer has provided the Company written notice that the named executive officer believes in good faith that such condition giving rise to such claim of Good Reason has occurred, so long as such notice is provided within 90 days after the initial existence of such condition (in the case of Mr. Cunningham, within two years after such occurrence, and, in the case of Dr. Cundy, he actually resigns employment from the Company within 30 days following the Company’s failure to remedy the condition and the expiration of the 30-day cure period); and

●	a “Change in Control” means a Reorganization Event (as defined in our 2020 Stock Incentive Plan), which includes the consummation of: (A) the dissolution or liquidation of the Company, (B) the sale of all or substantially all of the assets of the Company on a consolidated basis to an unrelated person or entity, (C) a merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the surviving or resulting entity (or its ultimate parent, if applicable), (D) the acquisition of all or a majority of the outstanding voting stock of the Company in a single transaction or a series of a related transactions by a person or group of persons, or (E) any other acquisition of the business of the Company, as determined by the Board; provided, however, that any public offering or other capital raising event, or a merger effected solely to change the Company’s domicile, shall not constitute a “Reorganization Event.”

Outstanding Equity Awards at Fiscal year end

The following table shows for the fiscal year ended June 30, 2025, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

		Option Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Richard Anthony Cunningham	10/6/2023	225,000	(5)	375,000	—		$3.03	10/5/2033
	10/6/2023	50,000	(6)	—	90,000		$3.03	10/5/2033
	12/9/2024	254,433	(7)	—	—		$1.56	12/8/2034
	4/4/2025	19,772	(8)	296,580	—		$1.02	4/3/2035
Kenneth C. Cundy	6/1/2022	175,085	(1)	58,361	—		$2.91	6/30/2027
	6/1/2022	—		—	116,723	(2)	$2.91	6/30/2027
	12/9/2022	21,880	(3)	13,137	—		$3.37	12/08/2032
	4/1/2024	22,690	(4)	49,923	—		$2.72	2/28/2034
	4/4/2025	7,190	(9)	107,847	—		$1.02	4/3/2035
Daniel George	—	—		—	—		—	—

(1)	This option vests ratably in 16 quarterly installments from July 1, 2022 through April 1, 2026, subject to Dr. Cundy’s continuous service with us. In addition, the option fully vests upon the closing of a Board approved Reorganization Event (as defined in our 2020 Stock Incentive Plan), subject to Dr. Cundy’s continuous service on the date of such Board approval.
(2)	This option vests immediately upon FDA approval, on or prior to June 1, 2026, of ANEB-001.
(3)	This option vests ratably in 16 quarterly installments on the first day of each calendar quarter, starting on January 1, 2023, subject to Dr. Cundy’s continuous service with us.
(4)	This option vests ratably in 16 quarterly installments on the first day of each calendar quarter, starting on April 1, 2024, subject to Dr. Cundy’s continuous service with us.
(5)	This option vests ratably in 16 quarterly installments on the first day of each calendar quarter, starting on January 1, 2024, subject to Mr. Cunningham’s continuous service with us.
(6)	This option vests upon the occurrence of events, on or prior to October 5, 2027, as follows: (i) 15,000 shares upon licensing ANEB-001 in Australia or New Zealand or whereby Australia or New Zealand is part of an ex-U.S. licensing package that includes other territories, provided that Mr. Cunningham is employed by the Company when ANEB-001 is licensed in Australia or New Zealand, (ii) 25,000 shares upon licensing ANEB-001 in Europe or whereby Europe is part of an ex-U.S. licensing package that includes other territories, provided that Mr. Cunningham is employed by the Company when ANEB-001 is licensed in Europe, (iii) 50,000 shares upon Initiation of Phase 1 trial with an IV formulation of ANEB-001 or in the event company is acquired prior to the initiation of Phase 1 trial, provided that Mr. Cunningham is employed by the Company when the first patient is dosed with IV ANEB-001, and (iv) 50,000 shares upon the closing of a Board approved sale of the Company provided that Mr. Cunningham is employed by the Company on the date of the approval of the sale by the Board.
(7)	This option became fully vested and exercisable on the grant date of December 9, 2024.
(8)	One sixteenth of this option became vested and exercisable on April 4, 2025, with the remainder schedule to vest and become exercisable in fifteen equal quarterly installments on each July 15, October 15, January 15, and April 15 thereafter, subject to Mr. Cunningham’s continuous service with us.
(9)	One sixteenth of this option became vested and exercisable on April 4, 2025, with the remainder schedule to vest and become exercisable in fifteen equal quarterly installments on each July 15, October 15, January 15, and April 15 thereafter, subject to Dr. Cundy’s continuous service with us.

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

2020 Stock Incentive Plan

On June 18, 2020, the Board and our stockholders adopted the 2020 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enhance our ability to attract, retain and motivate persons who are expected to make important contributions to our Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of our stockholders. The Plan initially reserved a total of 1,650,000 shares of Common Stock for issuance thereunder. On October 22, 2021, our stockholders approved an increase of the total authorized shares to 3,650,000 shares. On April 4, 2025, our stockholders approved another increase of the total authorized shares to 6,150,000 shares. As of June 30, 2025, there were 3,218,255 shares of Common Stock issuable upon the exercise of option awards and 1,925,245 shares available for future issuance under the Plan.

Administration. The Plan is administered by the Board. Subject to the terms of the Plan, the Board is authorized to grant awards; adopt, amend and repeal such administrative rules, guidelines and practices relating to the Plan as it deems advisable; construe and interpret terms of the Plan and any award agreements entered into under the Plan; correct any defect; supply any omission; reconcile any inconsistency in the Plan or any award in the manner and to the extent it deems expedient. All decisions by the Board shall be final and binding on all persons having a claim or interest in the Plan or in any award. To the extent permitted by applicable law, the Board is authorized to delegate any or all of its powers under the Plan to one or more committees or subcommittees of the Board.

Eligibility. The persons eligible to receive awards under the Plan are our employees, officers, directors, consultants and advisors.

Types of Awards. Our Plan provides for the issuance of Common Stock, stock options, stock incentive options, restricted stock, restricted stock units, and other stock-based awards.

Stock Available for Awards. The Plan provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to our employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of our common stock. On October 22, 2021, our stockholders approved an increase of the total authorized shares to 3,650,000 shares. On April 4, 2025, our stockholders approved another increase of the total authorized shares to 6,150,000 shares. In the event an award expires, lapses, is forfeited, or is terminated, surrendered, or canceled without having been fully exercised, the unused Common Stock covered by such award shall again be available to be granted under the Plan. Shares of Common Stock delivered or tendered to satisfy any applicable tax withholding obligation shall be added to the number of shares of Common Stock available to be granted under the Plan, except in the case of incentive stock options, which are subject to the limitations in the Internal Revenue Code of 1986 (the “Code”). Shares of Common Stock issued under the Plan may consist in whole or in part of authorized but unissued shares, shares purchased on the open market, or treasury shares. Any participant under the Plan who was a resident of the State of California on the date of the grant of an option shall be subject to the conditions and exclusions of Section 260.140.45 of the California Code of Regulations (the “California Regulations”), based on our shares which are outstanding at the time the calculation is made. As of June 30, 2025 and 2024, we had 1,925,245 and 324,452 respectively, shares available for future issuance under the 2020 Stock Incentive Plan.

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

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a formal policy on the timing of awards of options in relation to our disclosure of material nonpublic information. The Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. Option grants are effective on the date the award determination is made by the Board and/or the Compensation Committee, and the exercise price of options is the closing market price of our shares of common stock on the date of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

During the fiscal year ended June 30, 2025, we did not award any options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information, and ending one business day after the filing or furnishing of such report, except as set forth in the table below:

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh) (1)	Grant date fair value of the award	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information(2)
Richard Anthony Cunningham	04/04/2025	316,352	$1.02	$247,966	(1.0)%
Kenneth Cundy	04/04/2025	115,037	$1.02	$90,169	(1.0)%

(1) The exercise price of the option was determined following the close of market on April 4, 2025.

(2) The Company filed a current report on Form 8-K on April 7, 2025 announcing the results of the 2025 annual meeting of stockholders, including an amendment to increase the shares of common stock available for award under the 2020 Incentive Compensation Plan.

Director Compensation

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended June 30, 2025:

Director Compensation for Fiscal 2025

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)(3)	Total ($)

Joseph F. Lawler	$11,000	$28,750	$39,750
Aron R. English	$1,000	$20,788	$21,788
Jason M. Aryeh	$11,000	$22,531	$33,531
Areta Kupchyk	$11,000	$20,788	$31,788
Kenneth Lin	$1,000	$22,531	$23,531
Nathaniel Calloway	$1,000	$21,286	$22,286
Bimal Shah	$11,000	$23,774	$34,774

(1)	Mr. Cunningham did not earn compensation during fiscal 2025 for his service on the Board. Mr. Cunningham’s compensation is fully reflected in the “— Summary Compensation Table” above.
(2)	In accordance with SEC rules, this amount reflects the aggregate grant date fair value of stock option awards granted during the fiscal year ended June 30, 2025. These amounts have been computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of these amounts are described in our audited financial statements in this Annual Report on Form 10-K for the year ended June 30, 2025. This amount does not reflect the actual economic value that will be realized upon the exercise of the stock options or the sale of the common stock underlying such stock options.
(3)	The table below shows the aggregate number of option awards outstanding at fiscal year-end of our non-employee directors:

Name	Number of Shares Subject to Outstanding Options as of June 30, 2025
Joseph F. Lawler	199,236
Aron R. English	183,353
Jason M. Aryeh	186,828
Areta Kupchyk	183,353
Kenneth Lin	186,828
Nathaniel Calloway	130,780
Bimal Shah	102,691

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table provides certain information with respect to our 2020 Stock Incentive Plan as of June 30, 2025, which was our only equity compensation plan in effect.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,218,255	$2.49	1,925,245
Equity compensation plans not approved by security holders	—	—	—
Total	3,218,255	$2.49	1,925,245

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of September 26, 2025 by: (i) each director and nominee for director of the Company; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

The table is based upon information supplied by officers, directors and principal stockholders, and found in Schedules 13D and 13G filed with the SEC and other sources believed to be reliable by us. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 41,084,731 shares of common stock outstanding on September 26 2025, adjusted as required by rules promulgated by the SEC. The number of shares of common stock used to calculate the percentage ownership of each listed beneficial owner includes the shares of common stock underlying options, warrants or convertible securities held by such beneficial owner that are exercisable or convertible within 60 days following September 26, 2025. Unless otherwise indicated, the address for each person or entity listed in the table is c/o Anebulo Pharmaceuticals, Inc., 1017 Ranch Road 620 South, Suite 107, Lakeway, Texas 78734.

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percent of Total
5% or Greater Stockholders
Joseph F. Lawler(1)	12,158,464	29.5%
Aron R. English(2)	21,978,575	51.2%
22NW Fund, LP(3)	17,170,877	40.1%
Pharma Investors, LLC(4)	4,654,528	11.3%
Nantahala Capital Partners Limited Partnership and related entities(13)	3,547,398	8.5%
The Mangrove Partners Master Fund, Ltd. (14)	2,525,252	6.1%

Named Executive Officers and Directors
Richard Anthony Cunningham(9)	613,749	1.5%
Kenneth C. Cundy(5)	269,261	*
Joseph F. Lawler(1)	12,158,464	29.5%
Aron R. English(2)	21,978,575	51.2%
Jason M. Aryeh(6)	154,328	*
Nathaniel Calloway(10)	87,683	*
Areta Kupchyk(7)	153,170	*
Kenneth Lin(8)	154,328	*
Daniel George	—	—
Bimal Shah(11)	58,568	*
All current executive officers and directors as a group (10 persons)(12)	35,628,126	79.9%

*	Less than one percent.

(1)	Consists of (i) 3,300,344 shares of Common Stock owned by Dr. Lawler, (ii) 4,349,828 shares of Common Stock held by CAL GRAT 2022-1, a grantor retained annuity trust for which Dr. Lawler serves as the trustee and Dr. Lawler and his wife are the sole beneficiaries, (iii) 4,349,828 shares of Common Stock held by JFL GRAT 2-22-1, a grantor retained annuity trust for which Dr. Lawler serves as the trustee and Dr. Lawler and his wife are the sole beneficiaries, and (iv) 158,464 shares of Common Stock issuable to Dr. Lawler pursuant to options exercisable within 60 days of September 26, 2025.

(2)	Consists of (i) the shares described in notes (3) and (4) below and (ii) 153,170 shares of common stock issuable pursuant to options exercisable within 60 days of September 26, 2025.
(3)	Consists of (i) 15,467,300 shares of common stock and (ii) 1,703,577 shares of common stock issuable pursuant to warrants exercisable within 60 days of September 26, 2025. Mr. English, as the Manager of 22NW Fund GP, LLC, which is the General Partner of 22NW Fund, LP, may be deemed to beneficially own the securities owned directly by 22NW Fund, LP. The address for 22NW Fund, LP is 1455 NW Leary Way, Suite 400, Seattle, Washington 98107.

(4)	Consists of 4,654,528 shares of common stock. Mr. English, as the owner of Pharma Investors, LLC, may be deemed to beneficially own the securities owned directly by Pharma Investors, LLC. The address for Pharma Investors, LLC is 1455 NW Leary Way, Suite 400, Seattle, Washington 98107.

(5)	Consists of 269,261 shares of common stock issuable pursuant to options exercisable within 60 days of September 26, 2025.

(6)	Consists of 154,328 shares of common stock issuable pursuant to options exercisable within 60 days of September 26, 2025.

(7)	Consists of 153,170 shares of common stock issuable pursuant to options exercisable within 60 days of September 26, 2025.

(8)	Consists of 154,328 shares of common stock issuable pursuant to options exercisable within 60 days of September 26, 2025.

(9)	Consists of 613,749 shares of common stock issuable pursuant to options exercisable within 60 days of September 26, 2025.

(10)	Consists of 87,683 shares of common stock issuable pursuant to options exercisable within 60 days of September 26, 2025.

(11)	Consists of 58,568 shares of common stock issuable pursuant to options exercisable within 60 days of September 26, 2025.

(12)	Includes shares described in the notes (1) and (2) and (5) through (11) above.

(13)

Consists of (i) 713,866 shares of Common Stock owned by Nantahala Capital Partners Limited Partnership (“Nantahala”) and 89,906 shares of Common Stock issuable pursuant to warrants held by Nantahala exercisable within 60 days of the Record Date, (ii) 342,361 shares of Common Stock owned by NCP RFM LP and 118,509 shares of Common Stock issuable pursuant to warrants held by NCP RFM LP exercisable within 60 days of the Record Date, and (iii) 1,980,098 shares of Common Stock owned by Blackwell Partners LLC – Series A and 302,658 shares of Common Stock issuable pursuant to warrants held by Blackwell Partners LLC – Series A exercisable within 60 days of September 26, 2025.

Each of Wilmot B. Harkey and Daniel Mack may be deemed to be beneficial owners of shares held by Nantahala as the managing members of Nantahala. The address for such persons is 130 Main St. 2nd Floor, New Canaan, Connecticut 06840.

(14)	Consists of 2,525,252 shares of Common Stock. Beneficial ownership of the Shares is claimed by (i) Mangrove Partners IM, LLC which serves as the investment manager of the Master Fund, and (ii) Nathaniel August who is the principal of Mangrove Partners IM, LLC. The address for Mr. August is 2 Sound View Drive, 3rd Floor, Greenwich, Connecticut 06830.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions Policy and Procedures

In September 2021, our Nominating and Corporate Governance Committee adopted a written Related Person Transactions Policy, which was amended in October 2022, that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related party transactions.” For purposes of our policy only, a “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related party” are participants involving an amount that exceeds $120,000 or, if less, 1% of the average of our total assets at year-end for the prior two completed fiscal years. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related party are not covered by this policy. A related party is any executive officer, director, nominee for director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

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

Related Party Transactions

The following includes a summary of transactions since July 1, 2023 to which we have been a party, in which the amount involved in the transaction exceeded $120,000 or, if less, 1% of the average of our total assets as of June 30, 2025 and 2024, and in which any of our directors, nominees for director, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation” above.

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

In addition, the Loan Agreement requires that we issue 0.03 shares of our common stock per dollar loaned under the Loan Agreement, up to a maximum of 90,000 shares (the “Advance Shares”), with a minimum of 50,000 shares being issued in connection with the first advance made pursuant to the Loan Agreement. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. There was no balance outstanding under the Loan Agreement as of June 30, 2025 and through the date of the filing of this Annual Report on Form 10-K and no balance outstanding under the LSA as of June 30, 2024. No balance has been drawn on the LSA or the Loan Agreement since inception.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the Manager of 22NW Fund, GP, LLC, which is the General Partner of 22NW, and Nathaniel Calloway, the lead for 22NW Fund, are each members of our Board of Directors.

December 2024 Private Placement

On December 22, 2024, we entered into a securities purchase agreement with 22NW Fund, LP (“22NW Fund”), a greater than 5% stockholder of the Company that is controlled by Aron English, a director of the Company, as well as other institutional accredited investors (the “Investors”), pursuant to which, on December 23, 2024, we issued and sold to the Investors, in a private placement priced at-the-market (the “Private Placement”) consistent with the rules of the Nasdaq Stock Market LLC (“Nasdaq”), an aggregate of 15,151,514 shares (the “Shares”) of common stock, including 10,101,010 shares issued and sold to 22NW Fund. The purchase price of each Share was $0.99, equal to the Nasdaq Minimum Price, as defined in Nasdaq Listing Rule 5635(d). The Company received aggregate gross proceeds from the Private Placement of approximately $15.0 million, including approximately $10.0 million from 22NW Fund, before deducting offering expenses payable by us of approximately $0.1 million.

Indemnification

We provide indemnification for our directors and executive officers so that they will be free from undue concern about personal liability in connection with their service to us. Under our certificate of incorporation and Bylaws, we are required to indemnify our directors and officers to the fullest extent permitted under the DGCL. We have also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred in connection with any proceeding or any claim, issue or matter therein, which he or she was, is or will be involved as a party or otherwise by reason of his or her position as a director, officer, employee, agent or other fiduciary of the Company, and otherwise to the fullest extent permitted by applicable law.

Item 14. Principal ACCOUNTANT Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2025 and 2024 by EisnerAmper LLP, our principal accountant.

	Fiscal Year Ended
	2025	2024
Audit Fees(1)	$192,723	$135,450
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees (specifically describe all other fees incurred)	-	-
Total Fees	$192,723	$135,450

(1)	Audit fees of EisnerAmper LLP for the fiscal years ended June 30, 2025 and 2024 were for professional services rendered for the audits of our financial statements, including accounting consultation, reviews of quarterly financial statements and professional services rendered in connection with our registration statements.

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

PART IV

Item 15. Exhibits AND Financial Statement Schedules

1.	Financial Statements. For a list of the financial statements included herein, see “Index to the Financial Statements” on page F-1 of this Annual Report, incorporated into this Item by reference.
2.	Financial Statement Schedules. Financial statement schedules have been omitted because they are not required, not applicable or the required information is included in the financial statements or the notes thereto as required to be filed by Item 8 of this Annual Report.
3.	Exhibits. An index of the Exhibits is set forth below under the heading “Exhibits Required by Item 601 of Regulation S-K.”

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2023).
3.4	Amended and Restated Bylaws of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (Share Increase Amendment) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).
3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (Declassification Charter Amendment) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).
3.7	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate for Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.3	Investors’ Rights Agreement, dated June 18, 2020, between Anebulo Pharmaceuticals, Inc. and 22NW, LP (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
4.4	Description of Securities (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022 and incorporated herein by reference).
4.5	Form of Common Stock Purchase Warrant, issued September 28, 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2022).
10.1#	License Agreement, dated May 26, 2020, between Vernalis (R&D) Limited and Anebulo Pharmaceuticals, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
10.2†	Anebulo Pharmaceuticals, Inc. 2020 Stock Incentive Plan, as amended, and Form of Award Agreement thereunder (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022 and incorporated herein by reference).
10.3†	Form of Indemnification Agreement between Anebulo Pharmaceuticals, Inc. and each of its directors (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021 and incorporated herein by reference).
10.4†	Employment Agreement, effective as of May 20, 2022, between Anebulo Pharmaceuticals, Inc. and Kenneth Cundy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2022 and incorporated herein by reference).
10.5	Master Services Agreement, dated March 2, 2023, between the Company and Potrero Hill Advisors, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2023 and incorporated herein by reference).
10.6†	Non-Employee Director Compensation Policy (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022).
10.7†	Executive Employment Agreement, dated October 5, 2023, between the Company and Richard Anthony Cunningham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2023).
10.8	Offer Letter, effective September 26, 2023, between the Company and Daniel George (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, filed with the SEC on September 28, 2023).
10.9	Loan and Security Agreement dated November 13, 2023, among the Company, 22NW LP as administrative agent, collateral agent and as a lender, and JFL Capital Management LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).
10.10	Form of Securities Purchase Agreement, dated December 23, 2024, by and between the Company and the purchasers listed on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024).
10.11	Amended and Restated Loan Agreement, dated February 10, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10 Q filed with the SEC on February 14, 2025).
10.12	Lock-Up Agreement, dated February 24, 2025, by and between the Company and 22NW Fund, LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2025).
10.13	Irrevocable Instruction Letter, dated February 24, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2025).
10.14†	Amendment to the Company’s 2020 Stock Incentive Plan (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 25, 2024)

21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 1, 2021, File No. 333-254979)
24.1	Power of Attorney (included on signature page of this Form 10-K)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 25, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ANEBULO PHARMACEUTICALS, INC.

Date: September 29, 2025	By:	/s/ Richard Anthony Cunningham
Richard Anthony Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: September 29, 2025	By:	/s/ Daniel George
Daniel George
Part time Chief Financial Officer
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

Name	Title	Date

/s/ Richard Anthony Cunningham	Chief Executive Officer and Director	September 29, 2025
Richard Anthony Cunningham	(Principal Executive Officer)

/s/ Joseph F. Lawler	Director and Chairman of the Board of Directors	September 29, 2025
Joseph F. Lawler

/s/ Daniel George	Part time Chief Financial Officer	September 29, 2025
Daniel George	(Principal Financial and Accounting Officer)

/s/ Aron R. English	Director	September 29, 2025
Aron R. English

/s/ Jason Aryeh	Director	September 29, 2025
Jason Aryeh

/s/ Kenneth Lin	Director	September 29, 2025
Kenneth Lin

/s/ Areta Kupchyk	Director	September 29, 2025
Areta Kupchyk

/s/ Bimal Shah	Director	September 29, 2025
Bimal Shah

/s/ Nathaniel Calloway	Director	September 29, 2025
Nathaniel Calloway

98

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Anebulo Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anebulo Pharmaceuticals, Inc. (the “Company”) as of June 30, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

September 29, 2025

Anebulo Pharmaceuticals, Inc.

Balance Sheets

	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$11,627,849	$3,094,200
Grant receivable	73,218	-
Prepaid expenses	261,439	413,790
Total current assets	11,962,506	3,507,990
Other assets:
Loan commitment fees	183,110	565,124
Total assets	$12,145,616	$4,073,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$224,175	$156,426
Accrued expenses	263,513	104,157
Total liabilities	487,688	260,583

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized, and no shares issued or outstanding at June 30, 2025 and 2024	-	-
Common stock, $0.001 par value; 75,000,000 and 50,000,000 shares authorized at June 30, 2025 and 2024, respectively; 41,084,731 and 25,933,217 shares issued and outstanding at June 30, 2025 and 2024, respectively	41,086	25,934
Additional paid-in capital	85,505,349	69,190,341
Accumulated deficit	(73,888,507)	(65,403,744)
Total stockholders’ equity	11,657,928	3,812,531
Total liabilities and stockholders’ equity	$12,145,616	$4,073,114

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Operations

	For the Years Ended June 30,
	2025	2024
Research and development	$4,299,941	$3,548,937
General and administrative	4,923,540	4,759,818
Total operating expenses	9,223,481	8,308,755
Loss from operations	(9,223,481)	(8,308,755)

Other (income) expenses:
Interest expense	382,014	151,230
Interest income	(257,913)	(249,022)
Grant income	(864,014)	-
Other	1,195	(9,260)
Other income, net	(738,718)	(107,052)
Net loss	$(8,484,763)	$(8,201,703)
Weighted average common shares outstanding, basic and diluted	33,820,306	25,822,258
Net loss per share, basic and diluted	$(0.25)	$(0.32)

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

For the Years Ended June 30, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	25,633,217	$25,634	$67,777,757	$(57,202,041)	$10,601,350

Issuance of common stock	300,000	300	653,700	-	654,000

Stock-based compensation expense	-	-	758,884	-	758,884
Net loss	-	-	-	(8,201,703)	(8,201,703)
Balance at June 30, 2024	25,933,217	$25,934	$69,190,341	$(65,403,744)	$3,812,531

Issuance of common stock, net of issuance costs of $116,664	15,151,514	15,152	14,868,184	-	14,883,336
Stock-based compensation expense	-	-	1,446,824	-	1,446,824
Net loss				(8,484,763)	(8,484,763)
Balance at June 30, 2025	41,084,731	$41,086	$85,505,349	$(73,888,507)	$11,657,928

The accompanying notes are an integral part of these financial statements.

Anebulo Pharmaceuticals, Inc.

Statements of Cash Flows

	For the Years Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,484,763)	$(8,201,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,446,824	758,884
Amortization of loan commitment fee	382,014	151,230
Changes in operating assets and liabilities:
Grant receivable	(73,218)	-
Prepaid expenses	152,351	8,958
Accounts payable	67,749	(378,119)
Accrued expenses	159,356	(430,099)
Net cash used in operating activities	(6,349,687)	(8,090,849)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,000,000	-
Payment of financing/offering costs	(116,664)	(62,354)
Net cash provided by (used in) financing activities	14,883,336	(62,354)

Net increase (decrease) in cash and cash equivalents	8,533,649	(8,153,203)
Cash and cash equivalents, beginning of period	3,094,200	11,247,403
Cash and cash equivalents, end of the period	$11,627,849	$3,094,200

Noncash investing and financing activities:

Financing commitment fee funded through issuance of common stock	-	654,000

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not been marketing any developed products to date. Since inception, the Company has incurred losses, including a net loss of $8.5 million for the fiscal year ended June 30, 2025. As of June 30, 2025, the Company had an accumulated deficit of $73.9 million. The Company expects to continue to generate operating losses. The Company expects that its cash and cash equivalents, plus available funding under the Loan Agreement (as described and defined in Note 11), will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Payments for these activities will be based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development. Research and development activities may consist of employee related expenses such as salaries, stock-based compensation expense, benefits, and travel expense, direct third-party costs such as expenses incurred under agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), costs associated with research and development activities of consultants, and other third-party expenses directly attributable to the development of its product candidates.

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

In August 2020, the Company entered into a month-to-month sub-lease for office space in Lakeway, Texas, from a related party. In July 2023, the lease was amended to reduce the monthly rent to $400. The Company recorded rent expense of approximately $4,800 for the fiscal years ended June 30, 2025 and 2024. As of June 30, 2025 and 2024, the Company had no ROU assets or lease liabilities recorded on the balance sheet.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for net operating loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The Company does not have any material uncertain tax positions for which reserves would be required.

Segment and Geographic Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as and manages its business in one operating segment operating exclusively in the United States. The Company has one lead product candidate, selonabant, under development, which was licensed from Vernalis Development Ltd in May 2020 (“License Agreement”), as described in Note 6. Refer to Note 13 for further disclosure.

Grant Income

The Company first determines whether the granting agency meets the definition of a customer under ASC 606. When it is determined that the granting agency is not a customer, the Company accounts for qualifying grant receipts as other income within the Company’s statements of operations. The Company earns income by performing tasks under the grant agreement. Income is derived from the reimbursement of direct out-of-pocket expenses (including amounts to subrecipients), salaries and fringe benefits, and certain direct materials costs associated with grant activities. A grant receivable or payable is recognized based on the funding position with the granting agency at period end. Collection is deemed probable, and therefore no allowance for credit losses has been established.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance was effective for and adopted by the Company on July 1, 2024. Refer to Note 13 for further disclosure.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. ASUs not discussed below were assessed and determined to be either not applicable or expected to have minimal impact on the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual financial statements. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2026 on a prospective basis. Early adoption and retrospective reporting are permitted. While the Company is still evaluating the impact of ASU 2023-09 on its financial statements, the impact is not expected to be material as the resulting changes from this standard are expected to be disclosure-only.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” The new standard requires additional disclosures about specific types of expenses included in the expense captions presented on the face of income statements as well as disclosures about selling expenses. The guidance applies prospectively with the option to apply the standard retrospectively. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU.

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30,
	2025	2024
Prepaid insurance	$40,230	$95,871
Prepaid research and development	186,207	274,879
Prepaid other	35,002	43,040
Total prepaid expenses	$261,439	$413,790

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,
	2025	2024
Accrued research and development	$63,075	$47,554
Accrued payroll related expenses	23,531	29,512
Accrued professional fees	176,907	27,091
Total accrued expenses	$263,513	$104,157

Note 5. Other Assets

Other assets include loan commitment fees. Initial loan commitment fees of approximately $0.7 million were being amortized over three years, the initial term of the loan. In connection with the refinancing (see Note 11), unamortized loan commitment fees of approximately $0.2 million were written off in proportion with the decrease in borrowing capacity. This amount was recognized as incremental interest expense in the Company’s Statements of Operations. The remaining unamortized loan commitment fees are being amortized over three years, the term of the Loan Agreement. The balance was $0.2 million and $0.6 million as of June 30, 2025 and June 30, 2024, respectively. For the fiscal years ended June 30, 2025 and 2024, the Company recorded interest expense of $0.4 million and $0.2 million related to the amortization of the loan commitment fees, respectively.

Note 6. License Agreement

In May 2020, the Company licensed certain intellectual property, know-how and clinical trial data from Vernalis Development Limited (“Vernalis”) pursuant to the License Agreement. The initial consideration in exchange for the license was $150,000 and was recorded as research and development expense in the statements of operations for the period from April 23, 2020 (inception) to June 30, 2020. The license term shall continue unless and until terminated for cause or insolvency, upon sixty days written notice from the Company, or until such time as all royalties and other sums cease to be payable in accordance with the terms of the License Agreement. The Company is required to pay development milestone payments related to clinical trials and granting of marketing authorization ranging from $0.4 million to $3.0 million, up to a total development milestone payment of $29.9 million, and sales milestone payments of $10.0 million and $25.0 million, in the first year when cumulative annual net sales of licensed product exceeds $500.0 million and $1.0 billion, respectively. The Company is also required to pay annual single-digit royalties on net product sales over the term of the License Agreement.

As part of the IPO in May 2021, the Company issued 192,857 shares of common stock to Vernalis in lieu of future milestone payments by the Company of $1.4 million, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of June 30, 2025, and therefore no liability has been recorded.

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

On November 13, 2023, the Company issued 300,000 shares of common stock in conjunction with a Loan and Security Agreement – see Note 11.

On December 22, 2024, the Company entered into a securities purchase agreement with 22NW Fund, LP (“22NW Fund”), a greater than 5% stockholder of the Company that is controlled by Aron English, a director of the Company, as well as other institutional accredited investors (the “Investors”), pursuant to which, on December 23, 2024, the Company issued and sold to the Investors, in a private placement priced at-the-market (the “Private Placement”) consistent with the rules of the Nasdaq Stock Market LLC (“Nasdaq”), an aggregate of 15,151,514 shares (the “Shares”) of common stock. The purchase price of each Share was $0.99, equal to the Nasdaq Minimum Price, as defined in Nasdaq Listing Rule 5635(d). The Company received aggregate gross proceeds from the Private Placement of approximately $15.0 million, before deducting offering expenses payable by the Company of approximately $0.1 million. In connection with the above transaction, the Company was required to file a registration statement on Form S-3 within sixty days of the closing of the transaction. Therefore, there were certain offering costs (primarily legal fees) associated with the equity transaction that were incurred during the year ended June 30, 2025, related to this transaction which closed on December 22, 2024.

Note 8. Income Taxes

The reconciliation of the U.S. federal statutory rate (21%) to the Company’s effective tax rate for the fiscal years ended June 30, 2025 and 2024 is as follows:

	2025	2024
U.S. statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	-18.5%	-21.0%
Other	-2.5%	0.0%
Effective tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax assets consist of the following at June 30, 2025 and 2024:

	June 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$5,149,067	$3,738,702
Other assets and liabilities	204,750	226,530
Stock- based compensation	549,745	457,501
Capitalized research and development expenditures	2,075,163	1,985,585
Gross deferred tax assets	7,978,725	6,408,318
Valuation allowance	$(7,978,725)	$(6,408,318)
Total deferred tax assets, net of valuation allowance	-	-

The Company did not record a benefit for income taxes. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the deferred tax assets until there is sufficient evidence to support the reversal of some portion of the allowance. The valuation allowance increased by approximately $1.6 million for the fiscal year ended June 30, 2025. The increase in the 2025 valuation allowance is primarily attributable to the current year loss and capitalized research and development expenditures under Section 174.

As of June 30, 2025, the Company had federal net operating losses (“NOLs”) of approximately $24.5 million, which are available to offset future taxable income. These net operating loss carryforwards will carry forward indefinitely but are subject to annual taxable income limitations in the year of utilization.

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

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying statements of operations. At June 30, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal tax authorities for all tax years in which a loss carryforward is available. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for tax years ending June 30, 2022 and after.

Note 9. Stock-Based Compensation

In June 2020, the Board of Directors adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total authorized shares to 3,650,000 shares. On April 4, 2025, the Company’s stockholders approved another increase of the total authorized shares to 6,150,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the applicable plan). The awards expire in five to ten years from the date of grant. As of June 30, 2025 and 2024, the Company had 1,925,425 and 324,452, respectively, shares available for future issuance under the 2020 Stock Incentive Plan.

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

The following table provides the assumptions used in determining the fair value of option awards for the fiscal years ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Expected volatility	90.00%	60.00% - 90.00%
Risk-free interest rate	3.75-4.07%	4.24% - 4.77%
Expected dividend yield	–	–
Expected term (in years)	5.00-5.50	5.25 – 6.25

The following table summarizes stock option activity for the fiscal year ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2024	2,319,048	$3.00	6.0
Granted	899,207	$1.17
Exercised	–	$–
Forfeited	–	$–
Outstanding at June 30, 2025	3,218,255	$2.49	6.3	$270,805
Options exercisable at June 30, 2025	1,822,275	$2.72	5.1	$11,324

The weighted-average grant date fair value of options awarded during the fiscal years ended June 30, 2025 and 2024 was approximately $0.87 and $1.75, respectively, per share. As of June 30, 2025, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $1.7 million, which is expected to be recognized over a weighted average period of 2.1 years.

The Company recorded stock-based compensation expense of approximately $1.4 million and $0.8 million for the fiscal years ended June 30, 2025 and 2024, respectively, all of which is included in general and administrative expenses.

Note 10. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	June 30,
	2025	2024
Stock options outstanding	3,218,255	2,319,048
Warrants outstanding	2,264,650	2,264,650
Total	5,482,905	4,583,698

Note 11. Loan Agreement (formerly the “Loan and Security Agreement”)

On November 13, 2023, the Company entered into a Loan and Security Agreement (“LSA”) with 22NW, LP (“22NW”) and JFL Capital Management LLC (“JFL” and collectively with 22NW, the “Lenders”) which allowed the Company to draw up to $10 million (the “Facility Amount”) as needed to fund future operations until the third anniversary of the LSA (the “Maturity Date”). Pursuant to the LSA, if the Company elected to draw on the Facility Amount (an “Advance”), JFL had the right, but not the obligation to fund 50% of the Advance at the request of the Company. If JFL elected not to fund 50% of the Advance, then 22NW would fund 100% of the Advance. The outstanding balance would accrue interest at 0.25% per annum and no fee would be assessed on the unused balance. Upon the draw of at least $3 million in the aggregate, the LSA was to be collateralized by substantially all of the Company’s assets. All principal drawn and interest accrued under the LSA would be due and payable on the Maturity Date.

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

On February 10, 2025, the Company modified the LSA, pursuant to an Amended and Restated Loan Agreement (the LSA, as amended and restated, the “Loan Agreement”), which, among other things, reduced the maximum loan advance to $3 million, removed all securitization provisions and provides that all of 22NW’s right, title, and interest in and to the LSA and the Loan Agreement and all rights, remedies and obligations of 22NW’s pursuant to the LSA and the Loan Agreement are assigned to 22NW Fund, LP (“22NW Fund”). At the time of this modification, there was no balance outstanding under the LSA. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on February 10, 2028. In addition, the Loan Agreement requires that the Company issue 0.03 shares of common stock per dollar loaned under the Loan Agreement, up to a maximum of 90,000 shares, with a minimum of 50,000 shares being issued in connection with the first advance made pursuant to the Loan Agreement. There was no balance outstanding under the Loan Agreement as of June 30, 2025 and no balance outstanding under the LSA as of June 30, 2024.

Joseph F. Lawler, M.D., Ph.D., the Company’s founder and a member of its Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the Manager of 22NW Fund GP, LLC, which is the General Partner of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of the Company’s Board of Directors.

Note 12. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Total

Money market fund	$11,373,304	$–	$–	$11,373,304
Total	$11,373,304	$–	$–	$11,373,304

	June 30, 2024
	Level 1	Level 2	Level 3	Total

Money market fund	$2,671,889	$–	$–	$2,671,889
Total	$2,671,889	$–	$–	$2,671,889

There were no financial instruments that were measured at fair value on a recurring basis as of June 30, 2025 and 2024. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. There were no transfers within the hierarchy during either of the years ended June 30, 2025 and 2024, respectively.

Note 13. Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is the development of treatments for cannabis toxicity, such as unintentional cannabis poisoning, ACI, and the broader landscape of acute cannabis-induced conditions. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer.

The CODM manages and allocates resources to the operations of the Company on a total company basis and segment performance is evaluated based on net loss. The Company’s CEO uses financial information for purposes of evaluating performance, understanding future forecasted results and allocating resources. The measure of segment assets is reported on the balance sheet as total assets. All of the Company’s tangible assets are held in the United States.

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the years ended June 30, 2025 and 2024:

	June 30,
	2025	2024
Pre-clinical and clinical studies	$1,842,209	$1,668,780
Contract manufacturing	1,196,728	795,134
Consultants and other research and development	1,261,004	1,085,023
Compensation and related benefits	1,403,200	1,733,032
Professional and consultant fees	1,291,557	1,526,442
Stock-based compensation expense	1,446,824	758,884
Directors’ and officers’ insurance	497,748	469,855
Facilities, fees and other related costs	284,211	271,605
Interest expense	382,014	151,230
Interest income	(257,913)	(249,022)
Grant income	(864,014)	-
Other	1,195	(9,260)
Net loss	$(8,484,763)	$(8,201,703)

Note 14. Research and Development Grant

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

As the granting agency does not meet the definition of a customer under ASC 606, the Company accounts for qualifying grant receipts as other income within the Company’s statements of operations. The Company recorded $0.9 million of grant income for the fiscal year ended June 30, 2025. As of June 30, 2025, the Company recorded a grant receivable of $0.1 million for costs incurred in connection with grant activities that were not yet billed to the funding agency. No grant income was recognized during the fiscal year ended June 30, 2024.

Note 15. Subsequent Events

On July 15 2025, a Special Committee of independent directors recommended and the Company’s board of directors approved, as part of a proposed going private transaction, an amendment to the Company’s certificate of incorporation to effect a reverse stock split (the “Reverse Stock Split”) subject to obtaining the requisite approval of our stockholders at a special meeting of stockholders to be held for that purpose, the date of which meeting has not yet been determined.

Specifically, the board approved the amendment to the Company’s certificate of incorporation to effect a Reverse Stock Split of the Company’s issued and outstanding common stock, including stock held as treasury shares, at a ratio (the “Stock Split Ratio”) of not less than 1-for-2,500 and not greater than 1-for-7,500 (the “Range”), with the exact Stock Split Ratio to be set within the Range without further approval or authorization of the Company’s stockholders at the discretion of the board and included in a public announcement, subject to the authority of the board to abandon the Amendment. The Reverse Stock Split would be undertaken as part of the Company’s plan to go private and terminate the registration of its common stock under Section 12(b) of the Exchange Act, and suspend its duty to file periodic reports and other information with the SEC under Section 13(a) thereunder, and to delist its common stock from The Nasdaq Stock Market. The primary purpose of the Reverse Stock Split is to enable the Company to maintain the number of record holders of its common stock below 300, which is the level at or above which we are required to file public reports with the SEC.

The financial statements do not reflect the proposed Reverse Stock Split.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA and an estimate of the impact on the Company’s consolidated financial statements is not yet available. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

