Form 10-Q
period 2025-09-30
Anebulo Pharmaceuticals, Inc.
filed 2025-11-13
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, the registrant had 41,084,731 shares of common stock, par value $0.001 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements about us and our industry involve substantial risks and uncertainties and our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report and the “Risk Factors” as set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2025 (the “2025 Form 10-K”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this Quarterly Report.

We have based these forward-looking statements largely on our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding our capital requirements, expenses and other operating results, and needs for additional financing;
●	the timing or outcome of any of our regulatory submissions;
●	our ability to obtain funding, including grant funding;
●	the timing and conduct of our clinical trials, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;
●	the clinical utility, potential advantages and timing or likelihood of regulatory filings and approvals of selonabant (formerly ANEB-001);
●	our expectations regarding future growth;
●	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
●	our ability to maintain our existing licensing arrangements and enter into and maintain other collaborations or licensing arrangements;
●	our estimates regarding the commercial potential and market opportunity for our product candidates;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the impact on our business of economic or political events or trends; and
●	the impact of governmental laws and regulations.

You should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully read this Quarterly Report, including the section titled “Risk Factors” and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report as well as the 2025 Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements.

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$10,354,773	$11,627,849
Grant receivable	9,825	73,218
Prepaid expenses	170,771	261,439
Total current assets	10,535,369	11,962,506
Other assets:
Loan commitment fees	165,670	183,110
Total assets	$10,701,039	$12,145,616

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$607,539	$224,175
Accrued expenses	356,282	263,513
Total liabilities	963,821	487,688

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, no shares issued or outstanding at September 30, 2025 and June 30, 2025	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized and 41,084,731 shares issued and outstanding at September 30, 2025 and June 30, 2025	41,086	41,086
Additional paid-in capital	85,742,993	85,505,349
Accumulated deficit	(76,046,861)	(73,888,507)
Total stockholders’ equity	9,737,218	11,657,928
Total liabilities and stockholders’ equity	$10,701,039	$12,145,616

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2025	2024
Research and development	$809,991	$1,314,859
General and administrative	1,450,269	1,097,265
Total operating expenses	2,260,260	2,412,124
Loss from operations	(2,260,260)	(2,412,124)

Other (income) expenses:
Interest expense	17,439	59,697
Interest income	(109,616)	(26,006)
Grant income	(9,825)	(245,362)
Other	96	283
Other income, net	(101,906)	(211,388)
Net loss	$(2,158,354)	$(2,200,736)
Weighted average common shares outstanding, basic and diluted	41,084,731	25,933,217
Net loss per share, basic and diluted	$(0.05)	$(0.08)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	25,933,217	$25,934	$69,190,341	$(65,403,744)	$3,812,531
Stock-based compensation expense	-	-	286,920	-	286,920
Net loss	-	-	-	(2,200,736)	(2,200,736)
Balance at September 30, 2024	25,933,217	25,934	69,477,261	(67,604,480)	1,898,715

Balance at June 30, 2025	41,084,731	41,086	85,505,349	(73,888,507)	11,657,928
Stock-based compensation expense	-	-	237,644	-	237,644
Net loss	-	-	-	(2,158,354)	(2,158,354)
Balance at September 30, 2025	41,084,731	$41,086	$85,742,993	$(76,046,861)	$9,737,218

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,158,354)	$(2,200,736)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	237,644	286,920
Amortization of loan commitment fee	17,440	59,697
Changes in operating assets and liabilities:
Grant receivable	63,393	(245,362)
Prepaid expenses	90,668	100,850
Accounts payable	383,364	95,716
Accrued expenses	92,769	212,926
Net cash used in operating activities	(1,273,076)	(1,689,989)
Net decrease in cash	(1,273,076)	(1,689,989)
Cash, beginning of period	11,627,849	3,094,200
Cash, end of the period	$10,354,773	$1,404,211

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not marketed any developed products to date. Since inception, the Company has incurred losses, including a net loss of approximately $2.2 million for the three-month period ended September 30, 2025. As of September 30, 2025, the Company had an accumulated deficit of $76.0 million. The Company expects to continue to generate operating losses. In December 2024, the Company entered into a securities purchase agreement which resulted in net proceeds of approximately $14.9 million. Refer to Note 7 for further discussion.

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

The unaudited interim condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended June 30, 2025 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the SEC on September 29, 2025 (the “2025 Form 10-K”).

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2025, and notes thereto, which are included in the Company’s 2025 Form 10-K. Since the date of those financial statements, there have been no material changes to significant accounting policies.

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

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2025	June 30, 2025
Prepaid insurance	$34,033	$40,230
Prepaid research and development	119,235	186,207
Prepaid other	17,503	35,002
Total prepaid expenses	$170,771	$261,439

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2025	June 30, 2025
Accrued payroll related expenses	$28,405	$63,075
Accrued research and development	105,263	23,531
Accrued professional fees	222,614	176,907
Total accrued expenses	$356,282	$263,513

Note 5. Other Assets

Other assets include loan commitment fees. Initial loan commitment fees of approximately $0.7 million were being amortized over three years, the initial term of the loan. In connection with the refinancing (see Note 10), unamortized loan commitment fees of approximately $0.2 million were written off in proportion with the decrease in borrowing capacity. This amount was recognized as incremental interest expense in the Company’s Statements of Operations for the year ended June 30, 2025. The remaining unamortized loan commitment fees are being amortized over three years, the term of the Loan Agreement. The balance was $0.2 million as of September 30, 2025 and June 30, 2025. For the three months ended September 30, 2025 and 2024, the Company recorded interest expense of $17 thousand and $0.1 million related to the amortization of the loan commitment fees, respectively.

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

As part of the initial public offering (“IPO”) in May 2021, the Company issued 192,857 shares of the Company’s common stock $0.001 par value per share (the “common stock”) to Vernalis in lieu of future milestone payments by the Company of approximately $1.4 million, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of September 30, 2025, and therefore no liability has been recorded.

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

Note 8. Stock-Based Compensation

In June 2020, the Company’s Board of Directors (the “Board of Directors”) adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total number of shares available for awards under the 2020 Stock Incentive Plan to 3,650,000 shares. On April 4, 2025, the Company’s stockholders approved another increase of the total number of shares available for awards under the 2020 Stock Incentive Plan to 6,150,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the 2020 Stock Incentive Plan). The awards expire in five to ten years from the date of grant. As of September 30, 2025, the Company had 1,925,245 shares available for future issuance under the 2020 Stock Incentive Plan.

The Company grants non-qualified stock option awards under the 2020 Stock Incentive Plan to the members of its Board of Directors, employees and consultants of the Company. These awards are subject to the satisfaction of certain performance targets and vesting requirements pursuant to the award.

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

There were no options granted during the three months ended September 30, 2025 and 2024, respectively. The following table summarizes stock option activity for the three months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2025	3,218,255	$2.49	6.3
Granted	-	$-
Exercised	-	$-
Forfeited/cancelled	-	$-
Outstanding at September 30, 2025	3,218,255	$2.49	6.1	$1,475,514
Options exercisable at September 30, 2025	1,923,815	$2.72	4.9	$601,055

As of September 30, 2025, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $1.5 million, which is expected to be recognized over a weighted average period of 2.0 years.

The Company recorded stock-based compensation expense of approximately $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, all of which is included in general and administrative expenses.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	September 30,
	2025	2024
Stock options outstanding	3,218,255	2,319,048
Warrants outstanding	2,264,650	2,264,650
Total	5,482,905	4,583,698

Note 10. Loan Agreement (formerly the “Loan and Security Agreement”)

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

On February 10, 2025, the Company modified the LSA, pursuant to an Amended and Restated Loan Agreement (the LSA, as amended and restated, the “Loan Agreement”), which, among other things, reduced the maximum loan advance to $3 million, removed all securitization provisions and provides that all of 22NW’s right, title, and interest in and to the LSA and the Loan Agreement and all rights, remedies and obligations of 22NW’s pursuant to the LSA and the Loan Agreement are assigned to 22NW Fund, LP (“22NW Fund”). At the time of this modification, there was no balance outstanding under the LSA. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed thereunder shall be due and payable on February 10, 2028. In addition, the Loan Agreement requires that the Company issue 0.03 shares of common stock per dollar loaned under the Loan Agreement, up to a maximum of 90,000 shares, with a minimum of 50,000 shares being issued in connection with the first advance made pursuant to the Loan Agreement. There was no balance outstanding under the Loan Agreement as of September 30, 2025 or June 30, 2025.

Joseph F. Lawler, M.D., Ph.D., the Company’s founder and a member of its Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of the Company’s Board of Directors.

Note 11. Research and Development Grant

On July 16, 2024, we were awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced CNS depression in children. With the support of NIDA, Anebulo completed IND-enabling activities and the scale up of its formulation of intravenous selonabant during fiscal 2025. We initiated a SAD study of IV selonabant in healthy adults in the third quarter of calendar 2025. The grant comes in the form of two tranches with the initial award of $0.9 million in the first year and subsequent funding of approximately $1.0 million subject to certain conditions and milestones in the second year, specifically that the Investigational New Drug Application to the FDA for a Phase 1 SAD study of IV selonabant in healthy adults is permitted to proceed or an FDA clinical hold is imposed that cannot be successfully addressed with available time and resources. The grant was awarded under NIH award number 1U01DA059995-01. All conditions and milestones were met, and we received a notice of award from NIDA on September 2, 2025 for the Year 2 grant. The second year award is approximately $1.0 million and the grant award number for year 2 is 5U01DA059995-02.

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

The Company recorded $10 thousand and $0.2 million of grant income for the three months ended September 30, 2025 and 2024, respectively. Collection is deemed probable, and therefore no allowance for credit losses has been established.

Note 12. Segment Information

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

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the three months ended September 30, 2025 and 2024:

	September 30,
	2025	2024
Pre-clinical and clinical studies	$406,912	$833,861
Contract manufacturing	120,585	215,466
Consultants and other research and development	282,494	265,532
Compensation and related benefits	321,336	306,613
Professional and consultant fees	710,194	315,794
Stock-based compensation expense	237,644	286,920
Directors’ and officers’ insurance	110,329	117,158
Facilities, fees and other related costs	70,766	70,780
Interest expense	17,439	59,697
Interest income	(109,616)	(26,006)
Grant income	(9,825)	(245,362)
Other	96	283
Net loss	$(2,158,354)	$(2,200,736)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended June 30, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2025 Form 10-K, which was filed with the SEC on September 29, 2025. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in the 2025 Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage pharmaceutical company developing treatments for cannabis-induced toxicity, such as acute cannabis-induced toxicity in children, acute cannabinoid intoxication (“ACI”) and the broader landscape of acute cannabis-induced conditions. Our lead product candidate is selonabant, a potent, small molecule cannabinoid receptor antagonist, to address the unmet medical need for a specific antidote for cannabis toxicity. Selonabant is orally bioavailable, rapidly absorbed, and has also been formulated for intravenous administration. We anticipate that both oral and IV selonabant treatments have the potential to reverse the symptoms of cannabis toxicity. Selonabant is intended to rapidly reverse the negative effects of cannabis-induced toxicity and reduce time to recovery. Pediatric patients exposed to cannabis are at risk of serious and life-threatening outcomes including Central Nervous System (“CNS”) depression, respiratory depression, seizures, and coma. ACI in adults is characterized by signs and symptoms that may include anxiety, panic attacks, agitation, psychosis, and tachycardia. There are no approved medical treatments currently available to specifically treat cannabis-induced toxicity, and we are not aware of any competing products that are further along in the development process than selonabant in reversing the effects of cannabinoids like delta-9-tetrahydrocannabinol, better known as THC, the principal psychoactive constituent of cannabis.

Cannabis-induced toxicity has become a widespread health issue in the United States, particularly in the increasing number of states that have legalized cannabis for medical and recreational use. Unintentional or excessive ingestion of THC via edible products such as gummies, candies, and brownies, is a major cause of THC-related emergency room visits.

Hospital emergency rooms across the United States have seen a dramatic increase in patient visits with cannabis-related conditions. In 2014, there were an estimated 1.1 million cannabis-related emergency department patient visits, according to data published in “Trends and Characteristics of Cannabis-Associated Emergency Department Visits in the United States, 2006-2018,” Drug Alcohol Depend. 2022 Mar 1;232:109288. doi: 10.1016/j.drugalcdep.2022.109288. Epub 2022 Jan 10. PMID: 35033959; PMCID: PMC9885359) by Roehler DR, Hoots BE, Holland KM, Baldwin GT, and Vivolo-Kantor AM, which provided a national estimate analyzing data from The Nationwide Emergency Department Sample (“NEDS”), the largest database of U.S. hospital-owned emergency department visits. More recent data from the Substance Abuse and Mental Health Services Administration (“SAMSHA”) illustrates this trend continuing, with a 21.5% increase in the number of cannabis-related emergency department visits in 2024. We believe the number of cannabis-related emergency department visits and health problems associated with unintentional cannabis poisoning and ACI will continue to increase substantially as more states pass laws legalizing cannabis for medical and recreational use. Given the consequences, there is an urgent need for a treatment to rapidly reverse the symptoms of cannabis-induced toxicity.

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

Rather than proceeding directly with the Phase 3 studies of oral selonabant in adults with ACI, we are prioritizing the advancement of a selonabant intravenous (“IV”) formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We have scaled up the IV formulation for initial clinical safety studies. We met with the FDA in December 2024 for a Pre-IND meeting to discuss the development of IV selonabant and the initial plan for clinical testing. The FDA acknowledged the unmet need for a treatment for children exposed to cannabis toxicity, and proposed a close, ongoing collaboration to efficiently advance the selonabant program for the pediatric indication. We initiated a single ascending dose (“SAD”) study of IV selonabant in healthy adults in the third quarter of calendar 2025. The study is currently on-going.

The recent decision by the United States Department of Justice to support the rescheduling of marijuana from a schedule I to a schedule III-controlled substance is a move that we believe will ultimately lead to increased use of cannabis-containing products among US households. This potentially includes edible products that are often the cause of unintentional cannabis poisoning in children. We have evaluated the potential advantages of prioritizing a near-term solution for children with more serious symptoms over progressing our plans for clinical studies to support an adult oral ACI treatment and have decided to focus current efforts on the pediatric indication at this time. Our decision to prioritize the development of an intravenous treatment for children is driven by multiple factors. Our recent development of a suitable IV selonabant formulation enables its use in the pediatric population. Our prior discussions with the FDA have highlighted the need for an alternative formulation of selonabant for treating younger patients. There is increasing recognition among clinicians that this is a growing, unmet medical need in a vulnerable population where there are no approved treatments. Our belief is that the path to approval for an oral treatment for adult ACI may be facilitated by an initial approval for intravenous treatment of unintentional cannabis poisoning in the pediatric population. Furthermore, with this unprecedented change in cannabis regulation, Anebulo is uniquely positioned to become a provider of a rapid and clinically impactful solution for Emergency Departments to treat pediatric patients suffering from unintentional cannabis poisoning. Research has shown children are much more sensitive to the serious toxic effects of cannabis. Key factors such as an underdeveloped endocannabinoid system with more CB1 receptors in the brain than adults, and a reduced ability to metabolize THC potentially contribute to a much greater risk to children. The risk is also evident in how cannabis effects this population; in contrast to adults who are exposed to acute cannabis-induced toxicity, children are at risk of serious and life-threatening outcomes such as CNS depression, respiratory depression, seizures, and coma.

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

We were incorporated in Delaware on April 23, 2020, and commenced operations in May 2020. Our operations to date have consisted of organizing and acquiring the license rights to Vernalis’ licensed products, assembling an executive team, starting preparations for and conducting a Phase 2 proof-of-concept trial, including the synthesis of a new active pharmaceutical ingredient, the development and filing of a clinical trial protocol with regulatory agencies in Europe and raising capital. Prior to our initial public offering (“IPO”), we funded our operations through a private placement of our series A convertible preferred stock and the issuance of two promissory notes to a related party.

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

As more fully described in the Liquidity and Capital Resources section below, on November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW and JFL Capital Management LLC (“JFL”), as lenders, which originally allowed us to borrow up to $10 million as needed to fund future operations and provided that upon the draw of at least $3.0 million in the aggregate, the LSA was to be collateralized by substantially all of our assets. On February 10, 2025, we modified the LSA, pursuant to an Amended and Restated Loan Agreement (the LSA, as amended and restated, the “Loan Agreement”), which, among other things, reduced the maximum loan advance to $3.0 million and removed all securitization provisions. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed thereunder shall be due and payable on February 10, 2028. There was no balance outstanding under the Loan Agreement as of September 30, 2025 or June 30, 2025, respectively. No balance has been drawn on the LSA or the Loan Agreement since inception.

On July 16, 2024, we were awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced CNS depression in children. With the support of NIDA, Anebulo completed IND-enabling activities and the scale up of its formulation of intravenous selonabant during fiscal 2025. We initiated a SAD study of IV selonabant in healthy adults in the third quarter of calendar 2025. The grant comes in the form of two tranches with the initial award of $0.9 million in the first year and subsequent funding of approximately $1.0 million subject to certain conditions and milestones in the second year, specifically that the Investigational New Drug Application to the FDA for a Phase 1 SAD study of IV selonabant in healthy adults is permitted to proceed or an FDA clinical hold is imposed that cannot be successfully addressed with available time and resources. The grant was awarded under NIH award number 1U01DA059995-01. All conditions and milestones were met, and we received a notice of award from NIDA on September 2, 2025 for the Year 2 grant. The second-year award is approximately $1.0 million and the grant award number for year 2 is 5U01DA059995-02.

Recent Events

Going Private Transaction

On July 23, 2025, we announced that a Special Committee of independent directors has recommended, and our Board of Directors (the “Board”) has approved, as part of a proposed going private transaction, the Amendment to our certificate of incorporation to effect the Reverse Stock Split subject to obtaining the requisite approval of our stockholders at a special meeting of Stockholders to be held for that purpose, the date of which meeting has not yet been determined.

Specifically, the Board approved an amendment to our certificate of incorporation to effect a Reverse Stock Split of our issued and outstanding common stock, including stock held by us as treasury shares, at a ratio (the “Stock Split Ratio”) of not less than 1-for-2,500 and not greater than 1-for-7,500 (the “Range”), with the exact Stock Split Ratio to be set within the Range without further approval or authorization of our stockholders at the discretion of the board and included in a public announcement, subject to the authority of the Board to abandon the Amendment. The Reverse Stock Split would be undertaken as part of our plan to go private and terminate the registration of our common stock under Section 12(b) of the Exchange Act, and suspend our duty to file periodic reports and other information with the SEC under Section 13(a) thereunder, and to delist our common stock from The Nasdaq Stock Market. The primary purpose of the Reverse Stock Split is to enable us to maintain the number of record holders of our common stock below 300, which is the level at or above which we are required to file public reports with the SEC.

Subsequent to our announcement on July 23, 2025, we received inbound interest from potential financial and strategic partners. Consistent with our commitment to maximize stockholder value, the Special Committee and the Board will review all strategic alternatives available to us, including the proposed going private transaction and related Reverse Stock Split, alternative going private transactions, a sale of our assets and/or a merger transaction. Furthermore, our ability to hold the special meeting to approve the Reverse Stock Split has been impacted by the government shutdown which has delayed our ability to resolve SEC comments to our proxy statement.

Accordingly, the Special Committee and the Board continue to review the strategic alternatives available to the Company. There can be no assurance that this strategic review process will result in the Company pursuing a going private transaction or any other strategic outcome. While there is no deadline or definitive timetable set for completion of the strategic alternatives review process and the Board can determine to abandon the Reverse Stock Split and holding the special meeting at any time including to enter into an alternative transaction or if the cash payment for fractional shares is determined by the Board to be too expensive. Even if our stockholders approve the Reverse Stock Split at the special meeting, the Board could determine to abandon the Reverse Stock Split. Upon such determination, if the number of record holders of our Common Stock remains below 300, the Board may deregister and delist our common stock without effecting the Reverse Stock Split or the Board may choose an alternative transaction to maintain the number of record holders below 300. The Board expects to make a further announcement regarding the strategic alternatives review process by the end of this year.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to selonabant. Our research and development expenses for the three months ended September 30, 2025 and 2024 included research and development consulting expenses, clinical and nonclinical trials, and other costs, such as third-party and manufacturing costs, associated with development of our lead product candidate, selonabant.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 and 2024 consisted primarily of professional fees, insurance, personnel costs, including stock-based compensation, and rent.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations:

	Three Months Ended September 30,		Period to Period
	2025	2024	Change
Research and development	$809,991	$1,314,859	$(504,868)
General and administrative	1,450,269	1,097,265	353,004
Total operating expenses	2,260,260	2,412,124	(151,864)
Loss from operations	(2,260,260)	(2,412,124)	151,864
Other (income) expenses:
Interest expense	17,439	59,697	(42,258)
Interest income	(109,616)	(26,006)	(83,610)
Grant income	(9,825)	(245,362)	235,537
Other	96	283	(187)
Other income, net	(101,906)	(211,388)	109,482
Net loss	$(2,158,354)	$(2,200,736)	$42,382

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Period to Period
	2025	2024	Change
Pre-clinical, nonclinical and clinical studies	$406,912	$833,861	$(426,949)
Contract manufacturing	120,585	215,466	(94,881)
Other research and development	282,494	265,532	16,962
Total research and development expenses	$809,991	$1,314,859	$(504,868)

Research and development expenses during the three months ended September 30, 2025 decreased by $0.5 million from the comparable prior year period. Pre-clinical, nonclinical, and clinical studies decreased $0.4 million from the prior period, primarily driven by the timing of clinical studies. Furthermore, contract manufacturing expense decreased by $0.1 million over the same period. During fiscal 2025, we incurred increased expense as we successfully scaled up the IV formulation for initial clinical safety studies. We initiated a SAD study of IV selonabant in healthy adults during the three months ended September 30, 2025, however due to timing expense related to this clinical study was limited.

We expect our research and development expenses to increase as we continue clinical safety studies.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Period to Period
	2025	2024	Change
Compensation and related benefits	$321,336	$306,613	$14,723
Professional and consultant fees	710,194	315,794	394,400
Stock-based compensation expense	237,644	286,920	(49,276)
Directors’ and officers’ insurance	110,329	117,158	(6,829)
Facilities, fees and other costs	70,766	70,780	(14)
Total general and administrative expenses	$1,450,269	$1,097,265	$353,004

For the three months ended September 30, 2025, general and administrative expenses increased by $0.4 million from the comparable prior year period. Professional and consultant fees increased by $0.4 million due to increased expenses recognized in connection with our potential going private transaction.

Interest Expense

Interest expense relates to the amortization of loan commitment fees in connection with the Loan Agreement (and, prior to being amended and restated, the LSA). Interest expense decreased from the comparable prior year period due to the February 2025 refinancing. As part of this transaction, the term of the Loan Agreement was extended and we recognized incremental interest expense, resulting in decreased interest expense to be recognized each period post-amendment.

Interest Income

Interest income for the three months ended September 30, 2025 increased from the comparable prior year period due to an overall increase in average cash and cash equivalents.

Grant Income

Grant income for the three months ended September 30, 2025 decreased from the comparable prior year period due to timing of expenditures for reimbursable grant-related activities.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we received net proceeds of approximately $19.8 million. On September 28, 2022, we closed a private placement offering, in which we received net proceeds of approximately $6.3 million. Furthermore, on December 23, 2024, we closed on another private placement offering, in which we received net proceeds of approximately $14.9 million. As of September 30, 2025, we had cash and cash equivalents of approximately $10.4 million. We expect that our cash and cash equivalents at September 30, 2025, along with access to the amount under the Loan Agreement, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this Quarterly Report. We expect that we will need to raise additional funding in the future, in addition to any amounts we are entitled to draw pursuant to the Loan Agreement, and will seek to raise additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Loan Agreement (previously the Loan and Security Agreement)

On November 13, 2023, we entered into the LSA with 22NW and JFL, as lenders, which originally allowed us to borrow up to $10 million as needed to fund future operations and provided that upon the draw of at least $3 million in the aggregate, the LSA would be collateralized by substantially all of our assets. On February 10, 2025, we modified the LSA, pursuant to an Amended and Restated Loan Agreement (the LSA, as amended and restated, the “Loan Agreement”), which, among other things, reduced the maximum loan advance to $3 million, removed all securitization provisions and provided that all rights, remedies and obligations of 22NW pursuant to the LSA have been assigned to 22NW Fund, LP (“22NW Fund”). The outstanding balance of the Loan Agreement will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed there under shall be due and payable on February 10, 2028. In addition, the Loan Agreement requires that we issue 0.03 shares of our common stock per dollar loaned under the Loan Agreement, up to a maximum of 90,000 shares (the “Advance Shares”), with a minimum of 50,000 shares being issued in connection with the first advance made pursuant to the Loan Agreement. The Advance Shares shall be issued to the Lenders on a pro rata basis according to the portion of each Advance such Lender funds. No balance has been drawn on the LSA or the Loan Agreement since inception.

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, are each members of our Board of Directors.

Cash Flows

The following table sets forth a summary of our cash flows:

	Three Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(1,273,076)	$(1,689,989)
Net decrease in cash	$(1,273,076)	$(1,689,989)

During the three months ended September 30, 2025, we used cash in operating activities of approximately $1.3 million primarily resulting from our net loss of $2.2 million, partially offset by non-cash related stock-based compensation and loan commitment amortization totaling approximately $0.3 million and a change in operating assets and liabilities of approximately $0.6 million.

During the three months ended September 30, 2024, we used cash in operating activities of approximately $1.7 million primarily resulting from our net loss of $2.2 million, partially offset by non-cash related stock-based compensation and loan commitment amortization totaling approximately $0.3 million, and a change in operating assets and liabilities of approximately $0.2 million.

Funding and Material Cash Requirements

We expect that our cash and cash equivalents at September 30, 2025, along with access to the available amount under the Loan Agreement, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this Quarterly Report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our present and future funding and cash requirements will depend on many factors, including, among other things:

●	the progress, timing and completion of our ongoing and planned clinical trials and nonclinical studies;
●	our ability to receive, and the timing of receipt of, future regulatory approvals for our product candidates and the costs related thereto;
●	the scope, progress, results and costs of our ongoing and planned operations;
●	our ability to obtain funding, including grant funding;
●	the costs associated with expanding our operations and building our sales and marketing capabilities;
●	our ability to establish strategic collaborations;
●	the cost and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the revenue, if any, received from commercial sales of our products, if approved; and
●	potential new product candidates we identify and attempt to develop.

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

We entered into an agreement with a third-party CRO to assist with conducting our Phase 1 SAD study. The total cost for the current contract is approximately $3.4 million. The contract is expected to be substantially completed by the third quarter of calendar 2026.

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

While our significant accounting policies are disclosed in the audited financial statements as of and for the year ended June 30, 2025, and notes thereto, which are included in our 2025 Form 10-K that was filed with the SEC on September 29, 2025, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed financial statements.

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model during the three months ended September 30, 2025.

JOBS Act Accounting Election

The Jumpstart Our Business Startups (“JOBS”) Act, enacted in April 2012, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have and intend to continue to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, for an emerging growth company under Section 107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under Section 107 of the JOBS Act. See “Risk Factors” in our 2025 Form 10-K and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Our management, with the participation of our principal executive officer and interim principal financial officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and interim principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks or uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s 2025 Form 10-K that was filed with the SEC on September 29, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse impact on our financial position, results of operations or cash flows. Except as set forth below, there have been no other material changes to our risk factors since our aforementioned 2025 Form 10-K.

We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.

We have not generated any revenue. As of September 30, 2025, we have an accumulated deficit of $76.0 million, which includes a fair value adjustment of $26.6 million for warrants converted into Series A preferred stock on a cashless basis in connection with our IPO. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash and cash equivalents at September 30, 2025, along with access to funding under the Loan Agreement, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this Quarterly Report. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

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

We have filed a proxy statement seeking stockholder approval of a reverse stock split, which is being proposed in connection with our proposed plan to go private and to delist our common stock from the Nasdaq Stock Market and deregister our common stock under the Exchange Act.

As previously disclosed, on July 23, 2025, we announced that a special committee of independent directors (the “Special Committee”) has recommended, and our Board of Directors has approved, as part of a proposed going private transaction, an amendment (the “Amendment”) to our Second Amended and Restated Certificate of Incorporation (the “certificate of incorporation”), to effect a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock, subject to obtaining the requisite approval of our stockholders at a special meeting of stockholders to be held for that purpose. The Board of Directors may abandon the Reverse Stock Split at any time prior to the filing and effectiveness of the Amendment to our certificate of incorporation, even after stockholder approval, if the Board of Directors determines that the Reverse Stock Split is no longer in the best interests of our company or our stockholders, including if the cash payment for fractional shares is determined by the Board of Directors to be too expensive. Upon such determination, if the number of record holders of our Common Stock remains below 300, the Board of Directors may deregister and delist the common stock without effecting the Reverse Stock Split, or the Board of Directors may choose an alternative transaction to maintain the number of record holders below 300.

If such approval is obtained, and the Board of Directors, in its discretion, determines to effect the Reverse Stock Split, we will give notice to The Nasdaq Stock Market of our intent to voluntarily delist our common stock and to withdraw the registration of our common stock with the SEC. We would then file a Form 25 Notification of Removal From Listing with the SEC at such time. If we proceed with such filing, we expect that listing of our shares on Nasdaq will be terminated thereafter, at which time we would file a Form 15 with the SEC to suspend our reporting obligations under Section 15(d) of the Exchange Act. Following deregistration, we would no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Accordingly, there would be significantly less information regarding our company available to stockholders and potential investors. In addition, we would no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act, although we would still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws. Following deregistration, our executive officers, directors and 10% stockholders would no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% stockholders would no longer be subject to the recovery of short-swing profits provision of the Exchange Act, and persons acquiring 5% of our common stock would no longer be required to report their beneficial ownership under the Exchange Act. Following the delisting of our common stock, any trading in our common stock would only occur in privately negotiated sales or potentially on the over-the-counter (“OTC”) market, if one or more brokers chooses to make a market for our common stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. The lack of public information and increased illiquidity would make trading in shares of our common stock more difficult, which could cause the value of our common stock to decrease.

A shutdown of the U.S. federal government may adversely affect our business.

A recurring shutdown of the U.S. federal government may adversely affect our business operations. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of the SEC staff to review filings, issue and resolve comments, or declare registration statements effective may delay our ability to complete public offerings and obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. There can be no assurance that future shutdowns will not materially affect our operations or financial condition.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Our business depends on timely interactions with the FDA, including the review of regulatory submissions, scheduling of formal meetings, and oversight of clinical trials. Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, policy changes and those related to the federal government shutdown, may result in reduced staffing or suspension of non-essential FDA operations, which could delay or cancel meetings with the FDA, hinder regulatory guidance, cause delays in the implementation or enforcement of regulatory requirements in a timely fashion or at all, and postpone the review of IND applications and New Drug Applications (NDAs). These disruptions may also affect the initiation, conduct, and monitoring of clinical trials, particularly those requiring FDA authorization or ongoing regulatory engagement. Interruptions in FDA activities could materially delay our development timelines, increase operational costs, and adversely impact our ability to complete our ongoing and planned clinical trials and to advance product candidates toward approval and commercialization. Any such delays or uncertainties may have a significant negative effect on our business, financial condition, and results of operations.

We may apply for government grants to support some of our research and development activities for our product candidates. A lapse in appropriations resulting in a government shutdown could materially disrupt the timing and availability of these funds. During such shutdowns, federal agencies may suspend the processing of new grant applications, delay reimbursements, or pause disbursements for existing awards. These interruptions could adversely affect our ability to complete our planned research and development activities. If federal funding continues to be delayed, reduced or canceled, we may need to seek alternative sources of financing, scale back research efforts, or defer planned initiatives, any of which could have a material adverse effect on our financial condition and results of operations. If we do not obtain the grants we applied for or other grants, we currently do not anticipate developing certain of our product candidates. Even if we obtain grant funding, the terms of the grant funding may be restrictive. Often government grants include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters.

If the U.S. federal government should have another shutdown or if the FDA, National Institutes of Health (“NIH”), SEC or the United States Patent and Trademark Office (“USPTO”) experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issue licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. Additionally, the new administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Repurchases

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2022).
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2023).
3.4	Amended and Restated Bylaws of Anebulo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (Share Increase Amendment) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).
3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (Declassification Charter Amendment) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).
3.7	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).
31.1*	Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed or furnished herewith.

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

ANEBULO PHARMACEUTICALS, INC.

Date: November 13, 2025	By:	/s/ Richard Anthony Cunningham
Richard Anthony Cunningham
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Interim Principal Financial and Accounting Officer)

