Form 10-Q
period 2025-12-31
Anebulo Pharmaceuticals, Inc.
filed 2026-02-12
CIK 1815974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 6, 2026, the registrant had 40,784,731 shares of common stock, par value $0.001 per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding our capital requirements, expenses and other operating results, and needs for additional financing;
●	the timing or outcome of any of our regulatory submissions;
●	our ability to obtain funding, including grant funding, especially in light of the fact that we currently intend to no longer be a public company;
●	the timing and conduct of our clinical trials, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;
●	the clinical utility, potential advantages and timing or likelihood of regulatory filings and approvals of selonabant (formerly ANEB-001);
●	our expectations regarding future growth;
●	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
●	our ability to maintain our existing licensing arrangements and enter into and maintain other collaborations or licensing arrangements;
●	our estimates regarding the commercial potential and market opportunity for our product candidates;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to compete effectively with existing competitors and new market entrants;
●	the impact on our business of economic or political events or trends; and
●	the impact of governmental laws and regulations.

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

PART I. FINANCIAL INFORMATION

Anebulo Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$9,041,570	$11,627,849
Grant receivable	56,783	73,218
Prepaid expenses	175,413	261,439
Total current assets	9,273,766	11,962,506
Other assets:
Loan commitment fees	148,231	183,110
Total assets	$9,421,997	$12,145,616

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$554,862	$224,175
Accrued expenses	930,784	263,513
Total liabilities	1,485,646	487,688

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, no shares issued or outstanding at December 31, 2025 and June 30, 2025	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized and 41,084,731 shares issued and outstanding at December 31, 2025 and June 30, 2025	41,086	41,086
Additional paid-in capital	85,941,523	85,505,349
Accumulated deficit	(78,046,258)	(73,888,507)
Total stockholders’ equity	7,936,351	11,657,928
Total liabilities and stockholders’ equity	$9,421,997	$12,145,616

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December,
	2025	2024	2025	2024
Research and development	$1,164,737	$1,220,535	$1,974,728	$2,535,394
General and administrative	1,455,173	1,367,616	2,905,442	2,464,881
Total operating expenses	2,619,910	2,588,151	4,880,170	5,000,275
Loss from operations	(2,619,910)	(2,588,151)	(4,880,170)	(5,000,275)

Other (income) expenses:
Interest expense	17,439	59,696	34,878	119,393
Interest income	(85,410)	(7,067)	(195,026)	(33,073)
Grant income	(552,576)	(177,703)	(562,401)	(423,065)
Other	34	(47)	130	236
Other income, net	(620,513)	(125,121)	(722,419)	(336,509)
Net loss	$(1,999,397)	$(2,463,030)	$(4,157,751)	$(4,663,766)
Weighted average common shares outstanding, basic and diluted	41,084,731	27,415,430	41,084,731	26,674,324
Net loss per share, basic and diluted	$(0.05)	$(0.09)	$(0.10)	$(0.17)

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	25,933,217	$25,934	$69,190,341	$(65,403,744)	$3,812,531
Stock-based compensation expense	-	-	286,920	-	286,920
Net loss	-	-	-	(2,200,736)	(2,200,736)
Balance at September 30, 2024	25,933,217	25,934	69,477,261	(67,604,480)	1,898,715

Issuance of common stock, net of offering costs of $37,597	15,151,514	15,152	14,947,251	-	14,962,403
Stock-based compensation expense	-	-	564,333	-	564,333
Net loss	-	-	-	(2,463,030)	(2,463,030)
Balance at December 31, 2024	41,084,731	41,086	84,988,845	(70,067,510)	14,962,421

Balance at June 30, 2025	41,084,731	41,086	85,505,349	(73,888,507)	11,657,928
Stock-based compensation expense	-	-	237,644	-	237,644
Net loss	-	-	-	(2,158,354)	(2,158,354)
Balance at September 30, 2025	41,084,731	$41,086	$85,742,993	$(76,046,861)	$9,737,218

Stock-based compensation expense	-	-	198,530	-	198,530
Net loss	-	-	-	(1,999,397)	(1,999,397)
Balance at December 31, 2025	41,084,731	41,086	85,941,523	(78,046,258)	7,936,351

The accompanying notes are an integral part of these condensed financial statements.

Anebulo Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,157,751)	$(4,663,766)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	436,174	851,253
Amortization of loan commitment fee	34,879	119,393
Changes in operating assets and liabilities:
Grant receivable	16,435	(30,756)
Prepaid expenses	86,026	47,524
Accounts payable	330,687	125,492
Accrued expenses	667,271	455,127
Net cash used in operating activities	(2,586,279)	(3,095,733)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	15,000,000
Net cash provided by financing activities	-	15,000,000
Net (decrease) increase in cash	(2,586,279)	11,904,267
Cash, beginning of period	11,627,849	3,094,200
Cash, end of the period	$9,041,570	$14,998,467

Noncash investing and finance activities:

Offering costs included in accounts payable	-	37,597

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

Liquidity and capital resources

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its product candidates. The Company is still in the development phase and has not marketed any developed products to date. Since inception, the Company has incurred losses, including a net loss of approximately $4.2 million for the six-month period ended December 31, 2025. As of December 31, 2025, the Company had an accumulated deficit of $78.0 million. The Company expects to continue to generate operating losses. In December 2024, the Company entered into a securities purchase agreement which resulted in net proceeds of approximately $14.9 million. Refer to Note 7 for further discussion.

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

Risks and uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include uncertainty regarding results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s current or future product candidates, uncertainty of market acceptance of the Company’s product candidates, if approved, competition from substitute products and larger companies, securing and protecting proprietary technology, ability to establish strategic relationships and dependence on key individuals and sole source suppliers. Product candidates currently under development will require significant additional research and development efforts, including extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities and may not ultimately lead to a marketing approval and commercialization of a product.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” The new standard requires additional disclosures about specific types of expenses included in the expense captions presented on the face of income statements as well as disclosures about selling expenses. The guidance applies prospectively with the option to apply the standard retrospectively. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU.

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” This new standard establishes the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU.

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	December 31, 2025	June 30, 2025
Prepaid insurance	$60,700	$40,230
Prepaid research and development	114,713	186,207
Prepaid other	-	35,002
Total prepaid expenses	$175,413	$261,439

Note 4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2025	June 30, 2025
Accrued payroll related expenses	$407,848	$63,075
Accrued research and development	374,258	23,531
Accrued professional fees	148,678	176,907
Total accrued expenses	$930,784	$263,513

Note 5. Other Assets

Other assets include loan commitment fees. Initial loan commitment fees of approximately $0.7 million were being amortized over three years, the initial term of the loan. In connection with the refinancing (see Note 10), unamortized loan commitment fees of approximately $0.2 million were written off in proportion with the decrease in borrowing capacity. This amount was recognized as incremental interest expense in the Company’s Statements of Operations for the year ended June 30, 2025. The remaining unamortized loan commitment fees are being amortized over three years, the term of the Loan Agreement. The balance was $0.1 million as of December 31, 2025 and $0.2 million as of June 30, 2025. For the three months ended December 31, 2025 and 2024, the Company recorded interest expense of $17 thousand and $0.1 million related to the amortization of the loan commitment fees, respectively. For the six months ended December 31, 2025 and 2024, the Company recorded interest expense of $35 thousand and $0.1 million related to the amortization of the loan commitment fees, respectively.

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

As part of the initial public offering (“IPO”) in May 2021, the Company issued 192,857 shares of the Company’s common stock $0.001 par value per share (the “common stock”) to Vernalis in lieu of future milestone payments by the Company of approximately $1.4 million, whether or not the Company achieves those milestones. The Company has determined that no further milestone payments are considered probable as of December 31, 2025, and therefore no liability has been recorded.

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

On December 22, 2024, the Company entered into a securities purchase agreement with 22NW Fund, LP (“22NW Fund”), a greater than 5% stockholder of the Company that is controlled by Aron English, a director of the Company, as well as other institutional accredited investors (the “Investors”), pursuant to which, on December 23, 2024, the Company issued and sold to the Investors, in a private placement priced at-the-market (the “Private Placement”) consistent with the rules of the Nasdaq Stock Market LLC (“Nasdaq”), an aggregate of 15,151,514 shares (the “Shares”) of common stock. The purchase price of each Share was $0.99, equal to the Nasdaq Minimum Price, as defined in Nasdaq Listing Rule 5635(d). The Company received aggregate gross proceeds from the Private Placement of approximately $15.0 million, before deducting offering expenses of approximately $0.1 million.

Note 8. Stock-Based Compensation

In June 2020, the Company’s Board of Directors (the “Board of Directors”) adopted the 2020 Stock Incentive Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 1,650,000 shares of the Company’s common stock. On October 22, 2021, the Company’s stockholders approved an increase of the total number of shares available for awards under the 2020 Stock Incentive Plan to 3,650,000 shares. On April 4, 2025, the Company’s stockholders approved another increase of the total number of shares available for awards under the 2020 Stock Incentive Plan to 6,150,000 shares. Other awards include restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Other stock-based awards are awards valued in whole or in part by reference to, or are otherwise based on, shares of common stock. Stock options generally vest over a four-year period, at achievement of a performance requirement, or upon change of control (as defined in the 2020 Stock Incentive Plan). The awards expire in five to ten years from the date of grant. As of December 31, 2025, the Company had 1,925,245 shares available for future issuance under the 2020 Stock Incentive Plan.

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

There were no options granted during the three or six months ended December 31, 2025. The Company granted 254,433 options during the six months ended December 31, 2024. The following table summarizes stock option activity for the six months ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2025	3,218,255	$2.49	6.3
Granted	-	$-
Exercised	-	$-
Forfeited/cancelled	-	$-
Outstanding at December 31, 2025	3,218,255	$2.49	5.8	$-
Options exercisable at December 31, 2025	2,024,949	$2.72	4.8	$-

As of December 31, 2025, unrecognized stock-based compensation expense related to unvested stock options totaled approximately $1.3 million, which is expected to be recognized over a weighted average period of 1.8 years.

The Company recorded stock-based compensation expense of approximately $0.2 million and $0.4 million for the three and six months ended December 31, 2025, respectively, all of which is included in general and administrative expenses. The Company recorded stock-based compensation expense of approximately $0.6 million and $0.9 million for the three and six months ended December 31, 2024, respectively, all of which is included in general and administrative expenses.

Note 9. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	December 31,
	2025	2024
Stock options outstanding	3,218,255	2,573,481
Warrants outstanding	2,264,650	2,264,650
Total	5,482,905	4,838,131

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

On February 10, 2025, the Company modified the LSA, pursuant to an Amended and Restated Loan Agreement (the LSA, as amended and restated, the “Loan Agreement”), which, among other things, reduced the maximum loan advance to $3 million, removed all securitization provisions and provides that all of 22NW’s right, title, and interest in and to the LSA and the Loan Agreement and all rights, remedies and obligations of 22NW’s pursuant to the LSA and the Loan Agreement are assigned to 22NW Fund, LP (“22NW Fund”). At the time of this modification, there was no balance outstanding under the LSA. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed thereunder shall be due and payable on February 10, 2028. In addition, the Loan Agreement requires that the Company issue 0.03 shares of common stock per dollar loaned under the Loan Agreement, up to a maximum of 90,000 shares, with a minimum of 50,000 shares being issued in connection with the first advance made pursuant to the Loan Agreement. There was no balance outstanding under the Loan Agreement as of December 31, 2025 or June 30, 2025.

Joseph F. Lawler, M.D., Ph.D., the Company’s founder and a member of its Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, LP’s biotechnology, pharmaceutical and other healthcare investments, are each members of the Company’s Board of Directors.

Note 11. Research and Development Grant

On July 16, 2024, the Company was awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced CNS depression in children. With the support of NIDA, Anebulo completed IND-enabling activities and the scale up of its formulation of intravenous selonabant during fiscal 2025. The Company initiated a single ascending dose (“SAD”) study of IV selonabant in healthy adults in the third quarter of calendar 2025. The grant comes in the form of two tranches with the initial award of $0.9 million in the first year and subsequent funding of approximately $1.0 million subject to certain conditions and milestones in the second year, specifically that the Investigational New Drug Application to the FDA for a Phase 1 SAD study of IV selonabant in healthy adults is permitted to proceed or an FDA clinical hold is imposed that cannot be successfully addressed with available time and resources. The grant was awarded under NIH award number 1U01DA059995-01. All conditions and milestones were met, and the Company received a notice of award from NIDA on September 2, 2025 for the Year 2 grant. The second-year award is approximately $1.0 million and the grant award number for year 2 is 5U01DA059995-02.

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

At December 31, 2025 and June 30, 2025, the Company recorded a grant receivable of approximately $0.1 million, which relates to qualified expenses incurred in connection with grant activities which have not yet been billed back to the funding agency. The Company recorded $0.6 million of grant income for the three and six months ended December 31, 2025. The Company recorded $0.2 million and $0.4 million of grant income for the three and six months ended December 31, 2024, respectively. Collection is deemed probable, and therefore no allowance for credit losses has been established.

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

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Pre-clinical and clinical studies	$928,288	$455,039
Contract manufacturing	47,835	435,999
Consultants and other research and development	188,614	329,497
Compensation and related benefits	632,123	423,899
Professional and consultant fees	478,283	196,282
Stock-based compensation expense	198,530	564,333
Directors’ and officers’ insurance	113,518	122,983
Facilities, fees and other related costs	32,719	60,119
Interest expense	17,439	59,696
Interest income	(85,410)	(7,067)
Grant income	(552,576)	(177,703)
Other	34	(47)
Net loss	$(1,999,397)	$(2,463,030)

	Six Months Ended December 31,
	2025	2024
Pre-clinical and clinical studies	$1,335,200	$1,288,900
Contract manufacturing	168,420	651,465
Consultants and other research and development	471,108	595,029
Compensation and related benefits	953,459	730,512
Professional and consultant fees	1,188,477	512,076
Stock-based compensation expense	436,174	851,253
Directors’ and officers’ insurance	223,847	240,141
Facilities, fees and other related costs	103,485	130,899
Interest expense	34,878	119,393
Interest income	(195,026)	(33,073)
Grant income	(562,401)	(423,065)
Other	130	236
Net loss	$(4,157,751)	$(4,663,766)

Note 13. Subsequent Events

On January 29, 2026, the Company announced the final results of its previously announced tender offer to purchase for cash up to 300,000 shares of its Common Stock at a purchase price of $3.50 per share (the “Offer”), for an aggregate cost of approximately $1.05 million, excluding fees and expenses relating to the tender offer. The shares accepted for payment represent approximately 0.73% of the shares that were outstanding as of January 26, 2026. Payment for the shares accepted for purchase pursuant to the tender offer was made on January 29, 2026.

In accordance with the Company’s plan to “go private” following the completion of the Offer, on February 6, 2026, the Company notified Nasdaq of its intent to voluntarily delist the Common Stock from the Nasdaq Capital Market (“Nasdaq”) and publicly announced such intent. The Company also announced our planned subsequent voluntary deregistration of the Common Stock with the SEC in order to terminate and suspend the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended.

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

Rather than proceeding directly with the Phase 3 studies of oral selonabant in adults with ACI, we are prioritizing the advancement of a selonabant intravenous (“IV”) formulation as a potential treatment for pediatric patients with unintentional cannabis poisoning, which we believe offers the potential for a faster timeline to approval relative to the adult oral product. We have scaled up the IV formulation for initial clinical safety studies. We met with the FDA in December 2024 for a Pre-IND meeting to discuss the development of IV selonabant and the initial plan for clinical testing. The FDA acknowledged the unmet need for a treatment for children exposed to cannabis toxicity, and proposed a close, ongoing collaboration to efficiently advance the selonabant program for the pediatric indication. We initiated a single ascending dose (“SAD”) study of IV selonabant in healthy adults in the third quarter of calendar 2025. The study is currently on-going. In addition, an ongoing observational study in patients presenting to emergency departments with acute cannabis-induced toxicity has been modified to focus on pediatric patients. The study is designed to determine concentrations of THC and metabolites in plasma and gather information on signs and symptoms, patients’ disposition and selected assessments, where possible.

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

As more fully described in the Liquidity and Capital Resources section below, on November 13, 2023, we entered into a Loan and Security Agreement (“LSA”) with 22NW and JFL Capital Management LLC (“JFL”), as lenders, which originally allowed us to borrow up to $10 million as needed to fund future operations and provided that upon the draw of at least $3.0 million in the aggregate, the LSA was to be collateralized by substantially all of our assets. On February 10, 2025, we modified the LSA, pursuant to an Amended and Restated Loan Agreement (the LSA, as amended and restated, the “Loan Agreement”), which, among other things, reduced the maximum loan advance to $3.0 million and removed all securitization provisions. The outstanding balance will accrue interest at 0.25% per annum and no fee will be assessed on the unused balance. The Loan Agreement will terminate and all outstanding principal drawn and interest accrued owed thereunder shall be due and payable on February 10, 2028. There was no balance outstanding under the Loan Agreement as of December 31, 2025 or June 30, 2025, respectively. No balance has been drawn on the LSA or the Loan Agreement since inception.

On July 16, 2024, we were awarded the first tranche of $0.9 million of a two-year cooperative grant of up to a total of approximately $1.9 million from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health (“NIH”), to support the development of intravenous selonabant, for the potential use as an emergency treatment of acute cannabis-induced toxicities, including cannabis-induced CNS depression in children. With the support of NIDA, we completed IND-enabling activities and the scale up of its formulation of intravenous selonabant during fiscal 2025. We initiated a SAD study of IV selonabant in healthy adults in the third quarter of calendar 2025. The grant comes in the form of two tranches with the initial award of $0.9 million in the first year and subsequent funding of approximately $1.0 million subject to certain conditions and milestones in the second year, specifically that the Investigational New Drug Application to the FDA for a Phase 1 SAD study of IV selonabant in healthy adults is permitted to proceed or an FDA clinical hold is imposed that cannot be successfully addressed with available time and resources. The grant was awarded under NIH award number 1U01DA059995-01. All conditions and milestones were met, and we received a notice of award from NIDA on September 2, 2025 for the Year 2 grant. The second-year award is approximately $1.0 million and the grant award number for year 2 is 5U01DA059995-02.

Recent Events

Going Private Transaction

On July 23, 2025, we announced that a Special Committee of independent directors had recommended, and our Board of Directors (the “Board”) had approved, as part of a proposed going private transaction, an amendment to our certificate of incorporation to effect a reverse stock split (the “Reverse Stock Split”) subject to obtaining the requisite approval of our stockholders at a special meeting of Stockholders to be held for that purpose, the date of which meeting has not yet been determined.

Specifically, the Board approved an amendment to our certificate of incorporation to effect a Reverse Stock Split of our issued and outstanding common stock, par value $0.0001 per share (“Common Stock”), including stock held by us as treasury shares, at a ratio (the “Stock Split Ratio”) of not less than 1-for-2,500 and not greater than 1-for-7,500 (the “Range”), with the exact Stock Split Ratio to be set within the Range without further approval or authorization of our stockholders at the discretion of the board and included in a public announcement, subject to the authority of the Board to abandon the Amendment. The Reverse Stock Split would be undertaken as part of a plan to go private and terminate the registration of our Common Stock under Section 12(b) of the Exchange Act, and suspend our duty to file periodic reports and other information with the SEC under Section 13(a) thereunder, and to delist our Common Stock from The Nasdaq Stock Market. The primary purpose of the Reverse Stock Split was to enable us to maintain the number of record holders of our common stock below 300, which is the level at or above which we are required to file public reports with the SEC.

On December 22, 2025, we announced that the Board had decided to abandon the Reverse Stock Split and to commence, on such date, a tender offer to purchase for cash up to 300,000 shares of Common Stock at a purchase price of $3.50 per share, less any applicable withholding taxes and without interest (the “Offer”). The Offer was undertaken as part of our plan to “go private” in lieu of the Reverse Stock Split. On January 29, 2026, we announced the final results of the Offer which expired one minute after 11:59 p.m., New York City time, on January 26, 2026. The Offer was oversubscribed, based on the final count by Broadridge Corporate Issuer Solutions, LLC, the depositary for the Offer, a total of 4,907,881 shares of Common Stock were properly tendered and not properly withdrawn. In accordance with the terms and conditions of the Offer and based on the final count by the depositary, we accepted for payment an aggregate of 300,000 shares of Common Stock, including 134,306 “odd lots,” at a purchase price of $3.50 per share, for an aggregate cost of approximately $1.05 million, excluding fees and expenses relating to the Offer. We accepted the shares on a pro rata basis, except for tenders of “odd lots,” which were accepted in full. We have been informed by the depositary that the final proration factor for the Offer was 3.47392%. The shares accepted for payment represented approximately 0.73% of the shares that were outstanding as of January 26, 2026. The Offer helped us meet our goal of providing our smallest stockholders the opportunity to obtain cash for their shares of Common Stock in a relatively limited trading market and at a premium over market prices of our Common Stock; while helping to maintain the number of stockholders below 300, which is the level at or above which we are required to file public reports with the SEC.

In accordance with our plan to “go private” following the completion of the Offer, on February 6, 2026, we notified the Nasdaq Capital Market (“Nasdaq”) of our intent to voluntarily delist the Common Stock from Nasdaq and publicly announced such intent. We also announced our planned subsequent voluntary deregistration of the Common Stock with the Securities and Exchange Commission (the “SEC”) in order to terminate and suspend our reporting obligations under the Securities Exchange Act of 1934, as amended. We currently intend to file a Form 25 with the SEC to delist our Common Stock from Nasdaq on or about February 17, 2026. We expect the delisting of our Common Stock will be effective on February 27, 2026, 10 days after we file the Form 25 with the SEC, and the deregistration of our Common Stock under Section 12(b) of the Exchange Act will take effect 90 days after the filing of the Form 25. We will also be required to terminate our registration under other applicable provisions of the Exchange Act by filing a Form 15. Anebulo intends to file a Form 15 with the SEC on or about February 27, 2026. When we file the Form 15 with the SEC, we must certify to the SEC that we have less than 300 stockholders. Upon filing the Form 15, Anebulo’s obligation to file periodic reports with the SEC will be immediately suspended. During the ten-day period between the filing of the Form 25 and the Form 15, the number of holders of record can change due to broker “kick-outs”, ordinary trading or intentional actions of stockholders. As a result of these changes in stock ownership, at the end of the ten-day period, it is possible that the number of our record holders could exceed 300, and we would be unable to file the Form 15 and complete the deregistration process. If this were to occur, we would have already delisted from Nasdaq and therefore would continue as a public company trading on the OTC.

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

Research and Development Expenses

We expect to continue incurring significant research and development costs related to selonabant. Our research and development expenses for the three and six months ended December 31, 2025 and 2024 included research and development consulting expenses, clinical and nonclinical trials, and other costs, such as third-party and manufacturing costs, associated with development of our lead product candidate, selonabant.

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

General and Administrative Expenses

General and administrative expenses for the three and six months ended December 31, 2025 and 2024 consisted primarily of professional fees, insurance, personnel costs, including stock-based compensation, and rent. We expect our general and administrative expenses to decrease when we cease to be a public company.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2025 and 2024

The following table summarizes our results of operations:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2025	2024	Change	2025	2024	Change
Research and development	$1,164,737	$1,220,535	$(55,798)	$1,974,728	$2,535,394	$(560,666)
General and administrative	1,455,173	1,367,616	87,557	2,905,442	2,464,881	440,561
Total operating expenses	2,619,910	2,588,151	31,759	4,880,170	5,000,275	(120,105)
Loss from operations	(2,619,910)	(2,588,151)	(31,759)	(4,880,170)	(5,000,275)	120,105
Other (income) expenses:
Interest expense	17,439	59,696	(42,257)	34,878	119,393	(84,515)
Interest income	(85,410)	(7,067)	(78,343)	(195,026)	(33,073)	(161,953)
Grant income	(552,576)	(177,703)	(374,873)	(562,401)	(423,065)	(139,336)
Other	34	(47)	81	130	236	(106)
Other income, net	(620,513)	(125,121)	(495,392)	(722,419)	(336,509)	(385,910)
Net loss	$(1,999,397)	$(2,463,030)	$463,633	$(4,157,751)	$(4,663,766)	$506,015

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2025	2024	Change	2025	2024	Change
Pre-clinical, nonclinical and clinical studies	$928,288	$455,039	$473,249	$1,335,200	$1,288,900	$46,300
Contract manufacturing	47,835	435,999	(388,164)	168,420	651,465	(483,045)
Other research and development	188,614	329,497	(140,883)	471,108	595,029	(123,921)
Total research and development expenses	$1,164,737	$1,220,535	$(55,798)	$1,974,728	$2,535,394	$(560,666)

Research and development expenses during the three months ended December 31, 2025 decreased approximately $0.1 million from the comparable prior year period. Pre-clinical, nonclinical, and clinical studies increased $0.5 million from the prior period, primarily driven by the timing of clinical studies. Furthermore, contract manufacturing expense decreased by $0.4 million and other research and development decreased by $0.1 million over the same period. During fiscal 2025, we incurred increased contract manufacturing and other research and development expense as we successfully scaled up the IV formulation for initial clinical safety studies. We initiated a SAD study of IV selonabant during the first quarter of fiscal 2026, resulting in increased clinical study expense.

Research and development expenses during the six months ended December 31, 2025 decreased by $0.6 million from the comparable prior year period. Pre-clinical, nonclinical, and clinical studies remained relatively flat year-over-year due to the timing of our SAD study, which was initiated in the later part of the first quarter of fiscal 2026. Contract manufacturing expense decreased by $0.5 million and other research and development decreased by $0.1 million over the same period. Those expenses were higher in fiscal 2025 as we scaled up the IV formulation for this aforementioned SAD study.

We expect our research and development expenses to increase as we continue clinical studies.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended December 31,		Period to Period	Six Months Ended December 31,		Period to Period
	2025	2024	Change	2025	2024	Change
Compensation and related benefits	$632,123	$423,899	$208,224	$953,459	$730,512	$222,947
Professional and consultant fees	478,283	196,282	282,001	1,188,477	512,076	676,401
Stock-based compensation expense	198,530	564,333	(365,803)	436,174	851,253	(415,079)
Directors’ and officers’ insurance	113,518	122,983	(9,465)	223,847	240,141	(16,294)
Facilities, fees and other costs	32,719	60,119	(27,400)	103,485	130,899	(27,414)
Total general and administrative expenses	$1,455,173	$1,367,616	$87,557	$2,905,442	$2,464,881	$440,561

For the three months ended December 31, 2025, general and administrative expenses increased approximately $0.1 million from the comparable prior year period. Compensation and related benefits increased by $0.2 million due to accrued executive bonuses. Professional and consultant fees increased by $0.3 million due to increased expenses recognized in connection with our potential going private transaction. These increases were partially offset by a $0.4 million decrease in stock-based compensation expense. During the comparable prior year period, the CEO’s bonus was compensated through an option grant, leading to increased expense for that period.

For the six months ended December 31, 2025, general and administrative expenses increased approximately $0.4 million from the comparable prior year period. Compensation and related benefits increased by $0.2 million due to accrued executive bonuses. Professional and consultant fees increased by $0.7 million due to increased expenses recognized in connection with our potential going private transaction. These increases were partially offset by a $0.4 million decrease in stock-based compensation expense, as detailed above.

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

Interest Income

Interest income for the three and six months ended December 31, 2025 increased from the comparable prior year periods due to an overall increase in average cash and cash equivalents.

Grant Income

Grant income for the three and six months ended December 31, 2025 increased approximately $0.4 million and $0.1 million, respectively, from the comparable prior year periods due to timing of expenditures for reimbursable grant-related activities, primarily related to our on-going SAD study.

Liquidity and Capital Resources

Overview

Since our inception in April 2020, we have incurred significant operating losses. We expect to incur significant expenses and operating losses in the future as we advance the clinical development of our programs. In May 2021, we completed our IPO in which we received net proceeds of approximately $19.8 million. On September 28, 2022, we closed a private placement offering, in which we received net proceeds of approximately $6.3 million. Furthermore, on December 23, 2024, we closed on another private placement offering, in which we received net proceeds of approximately $14.9 million (“December 2024 Private Placement”). As of December 31, 2025, we had cash and cash equivalents of approximately $9.0 million. We expect that our cash and cash equivalents at December 31, 2025, along with access to the amount under the Loan Agreement, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this Quarterly Report. Although we expect our general and administrative expenses to decrease when we cease to be a public company, we expect our research and development expenses to increase as we advance our clinical trials. We expect that we will need to raise additional funding in the future, in addition to any amounts we are entitled to draw pursuant to the Loan Agreement, and will seek to raise additional funds through various potential sources, such as equity and debt financings or through collaboration, license and development agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations on acceptable terms or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

Joseph F. Lawler, M.D., Ph.D., our founder and a member of our Board of Directors, is the founder and Managing Member of JFL. Aron R. English, the President and Portfolio Manager of 22NW, and Nathaniel Calloway, the lead for 22NW, LP’s biotechnology, pharmaceutical and other healthcare investments, are each members of our Board of Directors.

Cash Flows

The following table sets forth a summary of our cash flows:

	Six Months Ended December 31,
	2025	2024
Net cash used in operating activities	$(2,586,279)	$(3,095,733)
Net cash provided by financing activities	-	15,000,000
Net (decrease) increase in cash	$(2,586,279)	$11,904,267

During the six months ended December 31, 2025, we used cash in operating activities of approximately $2.6 million primarily resulting from our net loss of $4.2 million, partially offset by non-cash related stock-based compensation and loan commitment amortization totaling approximately $0.5 million and a change in operating assets and liabilities of approximately $1.1 million.

During the six months ended December 31, 2024, we used cash in operating activities of approximately $3.1 million primarily resulting from our net loss of $4.7 million, partially offset by non-cash related stock-based compensation and loan commitment amortization totaling approximately $1.0 million, and a change in operating assets and liabilities of approximately $0.6 million. With respect to financing activities, we received aggregate gross proceeds from the December 2024 Private Placement of approximately $15.0 million.

Funding and Material Cash Requirements

We expect that our cash and cash equivalents at December 31, 2025, along with access to the available amount under the Loan Agreement, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this Quarterly Report. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our present and future funding and cash requirements will depend on many factors, including, among other things:

●	the progress, timing and completion of our ongoing and planned clinical trials and nonclinical studies;
●	our ability to receive, and the timing of receipt of, future regulatory approvals for our product candidates and the costs related thereto;
●	the scope, progress, results and costs of our ongoing and planned operations;
●	our ability to obtain funding, including grant funding, especially in light of the fact that we currently intend to no longer be a public company;
●	the costs associated with expanding our operations and building our sales and marketing capabilities;
●	our ability to establish strategic collaborations;
●	the cost and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the revenue, if any, received from commercial sales of our products, if approved; and
●	potential new product candidates we identify and attempt to develop.
●	potential savings that we realized, if any, as a result of going private.

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

There were no significant changes to assumptions used to value options using the Black Scholes option pricing model during the three and six months ended December 31, 2025.

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

Our management, with the participation of our principal executive officer and interim principal financial officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and interim principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks or uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K that was filed with the SEC on September 29, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse impact on our financial position, results of operations or cash flows. Except as set forth below, there have been no other material changes to our risk factors since our aforementioned 2025 Form 10-K.

We have not generated any revenue since our inception and expect to incur future losses and may never become profitable.

We have not generated any revenue. As of December 31, 2025, we have an accumulated deficit of $78.0 million, which includes a fair value adjustment of $26.6 million for warrants converted into Series A preferred stock on a cashless basis in connection with our IPO. The likelihood of our future success must be considered in light of the expenses, difficulties, complications and delays often encountered by companies in clinical development, including in connection with ongoing and future clinical trials and the emergence of competing products or therapies. These potential challenges include unanticipated clinical trial delays, poor data, changes in the regulatory and competitive landscape and additional costs and expenses that may exceed current budget estimates. Although we expect our general and administrative expenses to decrease when we cease to be a public company, we expect our research and development expenses to increase as we advance our clinical trials. In order to complete certain clinical trials and otherwise operate pursuant to our current business strategy, we anticipate that we will incur increased operating expenses. In addition, we expect to incur significant losses and experience negative cash flow in the future as we fund our operating losses and capital expenditures. We recognize that if we are unable to generate sufficient revenues or source funding, we will not be able to continue operations as currently contemplated, complete planned clinical trials and/or achieve profitability. Our failure to achieve or maintain profitability will also negatively impact the value of our shares. If we are unsuccessful in addressing these risks, then we may need to curtail our business activities.

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

We may be unable to generate sufficient revenue or cash flow to fund our operations. We expect that our cash and cash equivalents at December 31, 2025, along with access to funding under the Loan Agreement, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the filing of this Quarterly Report. We have based these estimates on assumptions that may prove to be incorrect, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Until such time, if ever, as we can generate substantial product revenue from sales of any of our current or future product candidates, we will need to seek additional equity or debt financing or potential collaboration, license or development agreements to provide the capital required to maintain or expand our operations, continue the development of our product candidate, build our sales and marketing capabilities, promote brand identity, develop or acquire complementary technologies, products or businesses, or provide for our working capital requirements and other operating and general corporate purposes.

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

We are in the process of going private, which includes delisting our Common Stock from the Nasdaq Stock Market and deregistering our Common Stock under the Exchange Act.

As previously disclosed, on January 29, 2026, we announced the final results of the Offer, pursuant to which we accepted for payment an aggregate of 300,000 shares, including 134,306 “odd lots,” of Common Stock at a purchase price of $3.50 per share, for an aggregate cost of approximately $1.05 million, excluding fees and expenses relating to the Offer. In accordance with our plan to “go private” following the completion of the Offer, on February 6, 2026, we notified Nasdaq of our intent to voluntarily delist the Common Stock from the Nasdaq and publicly announced such intent. We also announced our planned subsequent voluntary deregistration of the Common Stock with the SEC in order to terminate and suspend our reporting obligations under the Securities Exchange Act of 1934, as amended. We currently intend to file a Form 25 with the SEC to delist our Common Stock from Nasdaq on or about February 27, 2026. We expect the delisting of our Common Stock will be effective 10 days after we file the Form 25 with the SEC, and the deregistration of our Common Stock under Section 12(b) of the Exchange Act will take effect 90 days after the filing of the Form 25. We will also be required to terminate our registration under other applicable provisions of the Exchange Act by filing a Form 15. Anebulo intends to file a Form 15 with the SEC on or about February 27, 2026. When we file the Form 15 with the SEC, we must certify to the SEC that we have less than 300 stockholders. Upon filing the Form 15, Anebulo’s obligation to file periodic reports with the SEC will be immediately suspended. During the ten-day period between the filing of the Form 25 and the Form 15, the number of holders of record can change due to broker “kick-outs”, ordinary trading or intentional actions of stockholders. As a result of these changes in stock ownership, at the end of the ten-day period, it is possible that the number of our record holders could exceed 300, and we would be unable to file the Form 15 and complete the deregistration process. If this were to occur, we would have already delisted from Nasdaq and therefore would continue trade on the OTC.

Following deregistration, we will no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Accordingly, there will be significantly less information regarding our company available to stockholders and potential investors. In addition, we will no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act, although we will still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws. Following deregistration, our executive officers, directors and 10% stockholders will no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% stockholders will no longer be subject to the recovery of short-swing profits provision of the Exchange Act, and persons acquiring 5% of our common stock will no longer be required to report their beneficial ownership under the Exchange Act. Following the delisting of the Common Stock, any trading in the Common Stock would only occur in privately negotiated sales or potentially on the over-the-counter (OTC) market, if one or more brokers chooses to make a market for the Common Stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. The lack of public information and increased illiquidity could make trading in shares of the Common Stock more difficult, which could cause the value of the Common Stock to decrease.

A shutdown of the U.S. federal government may adversely affect our business.

A recurring shutdown of the U.S. federal government may adversely affect our business operations. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of SEC staff to review filings or issue and resolve comments may delay our ability to obtain timely regulatory approvals. These delays could hinder strategic transactions and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. There can be no assurance that future shutdowns will not materially affect our operations or financial condition.

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

We may apply for government grants to support some of our research and development activities for our product candidates. A lapse in appropriations resulting in a government shutdown could materially disrupt the timing and availability of these funds. During such shutdowns, federal agencies may suspend the processing of new grant applications, delay reimbursements, or pause disbursements for existing awards. These interruptions could adversely affect our ability to complete our planned research and development activities. If federal funding is delayed, reduced or canceled, we may need to seek alternative sources of financing, scale back research efforts, or defer planned initiatives, any of which could have a material adverse effect on our financial condition and results of operations. Even if the grant funding is not delayed and we obtain the grant funding we apply for, the terms of the grant funding may be restrictive. Often government grants include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters.

If another U.S. federal government shutdown occurs or if the FDA, National Institutes of Health (“NIH”), SEC or the United States Patent and Trademark Office (“USPTO”) experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issue licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Repurchases

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ANEBULO PHARMACEUTICALS, INC.

Date: February 12, 2026	By:	/s/ Richard Anthony Cunningham
Richard Anthony Cunningham
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Interim Principal Financial and Accounting Officer)

